Form 10-Q
period 1997-06-30
COMPUTER MOTION INC
filed 1997-09-16
CIK 906829

                                    FORM 10-Q




   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDING JUNE 30, 1997



                        COMMISSION FILE NUMBER 000-22755


                              COMPUTER MOTION, INC.
            ---------------------------------------------------------
            (Exact name of registrant as specified on in its charter)



          DELAWARE                                              77-0458805
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


                               130-B CREMONA DRIVE
                                GOLETA, CA 93117
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (805) 968-9600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]

As of August 11, 1997 there were 2,295,000 shares of the Registrant's common stock outstanding.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION......................................................2

ITEM 1   FINANCIAL STATEMENTS.......................................................2
         -   Condensed Balance Sheets at June 30, 1997 and December 31, 1996........2
         -   Condensed Statements of Operations for the three and six months ended June 30, 1997 and 1996...........................................3
         -   Condensed Statements of Cash Flows for the six months
             ended June 30, 1997 and 1996...........................................4
         -   Notes to Condensed Financial
             Statements.............................................................5
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS......................................6-15

PART II. OTHER INFORMATION..........................................................16
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................16
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................16

SIGNATURE PAGE......................................................................17


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              COMPUTER MOTION, INC.
                            CONDENSED BALANCE SHEETS

                                                June 30, 1997   December 31,
                                                 (Unaudited)      1996(1)
                                                -------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents                  $  2,600,000    $    433,000
     Accounts receivable                             967,000       1,152,000
     Inventory                                       742,000         645,000
     Prepaid expenses                                172,000          88,000
                                                ------------    ------------
Total current assets                               4,481,000       2,318,000
Plant and equipment, net                             751,000         609,000
Intangibles and other assets                         929,000         629,000
                                                ------------    ------------
Total assets                                    $  6,161,000    $  3,556,000
                                                ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                           $    875,000    $    902,000
     Accrued expenses                                820,000         761,000
     Deferred revenue                                293,000          74,000
     Current portion of long-term liabilities         82,000       1,246,000
                                                ------------    ------------
Total current liabilities                          2,070,000       2,983,000

Notes payable to shareholders                      3,250,000       3,250,000
Other long-term liabilities                          156,000         135,000

Commitments and contingencies
Redeemable preferred stock, series D               6,122,000       5,882,000

Shareholders' equity:
     Preferred stock, series A, B, C and E         6,056,000       3,716,000
     Common stock                                    712,000         386,000
     Additional paid-in capital                    7,181,000         153,000
     Receivable from shareholders                   (126,000)           --
     Deferred compensation expense                (1,916,000)       (515,000)
     Accumulated deficit                         (17,344,000)    (12,434,000)
                                                ------------    ------------
Total shareholders' equity                        (5,437,000)     (8,694,000)
                                                ------------    ------------
Total liabilities and shareholders' equity      $  6,161,000    $  3,556,000
                                                ============    ============

-----------------
(1) Derived from audited financial statements for the year ended December 31, 1996. See notes to condensed financial statements.

                              COMPUTER MOTION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                             --------------------------------------------------------
                                                 1997           1996           1997          1996
                                                 ----           ----           ----          ----
Revenue                                      $ 1,483,000    $   702,000    $ 2,856,000    $ 1,378,000
Cost of revenue                                  724,000        457,000      1,375,000        901,000
                                             -----------    -----------    -----------    -----------
Gross profit                                     759,000        245,000      1,481,000        477,000

Selling, general and administrative
expense                                        2,340,000        856,000      3,677,000      1,601,000

Research and development expense                 788,000        261,000      1,346,000        597,000
                                             -----------    -----------    -----------    -----------
Loss from operations                          (2,369,000)      (872,000)    (3,542,000)    (1,721,000)
Other expense                                  1,011,000         78,000      1,367,000        119,000
                                             -----------    -----------    -----------    -----------
Loss before income taxes                      (3,380,000)      (950,000)    (4,909,000)    (1,840,000)
Provision for taxes                                 --             --            1,000          1,000
                                             -----------    -----------    -----------    -----------
Net loss                                     $(3,380,000)   $  (950,000)   $(4,910,000)   $(1,841,000)
                                             ===========    ===========    ===========    ===========
Weighted average shares outstanding used
to compute net loss per share                  3,037,000      2,826,000      2,946,000      2,828,000
                                             ===========    ===========    ===========    ===========
Net loss per share                           $     (1.11)   $      (.34)   $     (1.66)   $      (.65)
                                             ===========    ===========    ===========    ===========

Proforma weighted average shares
outstanding giving effect to conversion of
preferred stock
and subordinated debt                          5,694,000                     5,577,000
                                             ===========                   ===========
Proforma net loss per share                  $     (.59)                   $     (.88)
                                             ===========                   ===========



See notes to condensed financial statements.

                              COMPUTER MOTION, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                          --------------------------
                                                                              1997           1996
                                                                              ----           ----
Cash flows from operating activities:
Net loss                                                                  $(4,910,000)   $(1,841,000)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization                                                 190,000        167,000
Provision for doubtful accounts                                                19,000             --
Loss on sale of fixed assets                                                       --         12,000
Common stock issued for services                                               44,000             --
Amortization of interest costs attributable to the fixed conversion         1,126,000             --
feature of a convertible debenture and warrants issued with notes payable to shareholders
Amortization of deferred compensation expense                                 788,000             --
Deferred public offering costs                                               (213,000)            --
Deferred revenue                                                              219,000        183,000
Decrease in working capital                                                    13,000         22,000
                                                                          -----------    -----------
Net cash used by operating activities                                      (2,724,000)    (1,457,000)

Cash flows from investing activities:
Purchase of plant and equipment                                              (271,000)       (54,000)
                                                                          -----------    -----------
Net cash used by investing activities                                        (271,000)       (54,000)

Cash flows from financing activities:
Proceeds from issuance of debt                                                254,000      2,825,000
Repayment of debt                                                          (1,451,000)      (625,000)
Proceeds from common stock and warrant issuance                             4,227,000             --
Proceeds from preferred stock issuance                                      2,341,000             --
Receivable from shareholders                                                 (126,000)            --
Investment in sales-type lease                                               (216,000)       (79,000)
Proceeds from stock option exercises                                          134,000             --
                                                                          -----------    -----------
Net cash provided by financing activities                                   5,163,000      2,121,000
                                                                          -----------    -----------

Increase in cash and cash equivalents                                       2,168,000        610,000

Cash and cash equivalents at beginning of period                              432,000         64,000
                                                                          -----------    -----------
Cash and cash equivalents at end of period                                $ 2,600,000    $   674,000
                                                                          ===========    ===========

Supplemental disclosures:
Cash paid during the year for interest expense                            $   112,000    $   113,000




                  See notes to condensed financial statements.

                              COMPUTER MOTION, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

         The operating results of the interim periods presented are not necessarily indicative of the results for the year ending December 31, 1997 or for any other interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Registration Statement on Form S-1 as amended (No. 333-29505) filed with the Securities and Exchange Commission.

NOTE 2. NET LOSS PER SHARE

         Except as noted below, net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options, warrants and convertible preferred stock are excluded from the computation as their effect is antidilutive, except that pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the twelve-month period prior to the Company's August 1997 initial public offering at prices substantially below the initial public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method at the initial public offering price for stock options and warrants and the if-converted method for convertible preferred stock).

         Pro forma net loss per share for the three and six months ended June 30, 1997 has been computed as described above and also gives effect to the conversion of convertible preferred shares not included above that automatically converted upon completion of the Company's initial public offering (see Note 3) from the original date of issuance and the conversion of a debenture into common stock as if the conversion took place on the first day of the period.

NOTE 3. SUBSEQUENT EVENT

         The Company closed its initial public offering of 2,500,000 shares of common stock at a price of $14.00 per share in August 1997. In September 1997, the underwriters exercised an option to purchase an additional 375,000 shares of common stock at $14.00 per share. Net proceeds of approximately $37,000,000 were received by the Company. In August 1997, notes payable to shareholders of $3,250,000 were repaid by the Company from these proceeds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

         This report contains forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially due to factors that include, but are not limited to, the risks discussed herein under "Risk Factors That May Affect Future Results" as well as those discussed in the "Risk Factors" section of the Company's Registration Statement on Form S-1, as amended (No. 333-29505).

OVERVIEW

         Computer Motion, Inc. (the "Company") develops and markets proprietary robotic and computerized surgical systems that are intended to enhance a surgeon's performance and centralize and simplify a surgeon's control of the operating room ("OR"). The Company believes that its products and technologies under development will provide surgeons with the precision and dexterity necessary to perform complex, minimally invasive surgical procedures including fully endoscopic multivessel coronary artery bypass grafts ("E-CABG") as well as enabling surgeons to control critical devices in the OR through simple verbal commands. The Company believes that its products and technologies under development will broaden the scope and increase the effectiveness of minimally invasive surgery, improve patient outcomes, and create a safer, more efficient and cost effective OR. The Company's current commercial product, AESOP, is a Food and Drug Administration (FDA) cleared, robotic endoscope positioning system.

         The Company's robotic surgical system under development, ZEUS, is designed to fundamentally improve a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive microsurgical procedures that are currently impossible or very difficult to perform. ZEUS is comprised of three surgeon-controlled robotic arms, one of which positions the endoscope and two of which manipulate the Company's proprietary single-use and reusable surgical instruments. The Company believes that ZEUS will improve a surgeon's dexterity and precision and enhance visualization of, and access to, confined operative sites. The Company also believes that new minimally invasive surgical procedures performed with ZEUS will result in reduced patient pain and trauma, fewer complications, lessened cosmetic concerns and shortened convalescent periods and will increase the number of patients qualified for certain surgical procedures. In addition, the Company believes that an increase in minimally invasive procedures will result in lower overall healthcare costs to providers, payors and patients. The Company has commenced limited pre-clinical testing in several medical centers and intends to seek premarket approval ("PMA") by the FDA to market ZEUS in the United States.

         The Company's voice controlled technology platform under development, HERMES, is designed to enable a surgeon to directly control multiple OR devices, including various laparoscopic, arthroscopic and video devices, as well as the Company's robotic devices, through simple verbal commands. HERMES is also designed to provide standardized visual and digitized voice feedback to a surgical team. The Company believes that the enhanced control and feedback provided by HERMES has the potential to improve safety, increase efficiency, shorten procedure times and reduce costs. The Company has developed a prototype of HERMES and expects to commence functionality testing during the second half of 1997.

         The Company's current commercial product, AESOP, approximates the form and function of a human arm and allows control of the endoscope through simple verbal commands. This eliminates the need for a member of a surgical staff to manually control the endoscope and provides a surgeon with direct control of the endoscope and results in a more stable and sustainable endoscopic image. The Company believes that AESOP is the world's first FDA- cleared robot and first voice control interface for a surgical device. Over 250 AESOP units have been sold worldwide, which the Company believes have been used to perform over 20,000 procedures.

         Since inception, the Company has sustained significant losses resulting in an accumulated deficit of $17,344,000 as of June 30, 1997. The Company expects to continue to incur significant losses due to its research and development efforts, costs associated with obtaining regulatory approvals and clearances, continued marketing expenditures to increase sales and other costs associated with the Company's planned growth. Furthermore, the Company anticipates that its operating results may fluctuate significantly from quarter to quarter in the future, and that fluctuation will depend on a number of factors, many of which are outside the Company's control. These factors include timing and results of pre-clinical and clinical trials, delays associated with FDA and other and clearance processes, changes in pricing policy by the Company or its competitors, the number, timing and significance of product enhancements and new products by the Company and its competitors, health care reimbursement policies and product quality issues. These and additional factors are described herein under "Risk Factors".

RESULTS OF OPERATIONS

Three Months ended June 30, 1997 compared to the Three Months Ended June 30,
1996.

         Revenues. Revenues increased $781,000 (111%) to $1,483,000 for the three months ended June 30, 1997 from $702,000 for the same period in 1996. The increase resulted principally from an increase in AESOP sales of $628,000 and second quarter 1997 Zeus development revenues of $165,000. AESOP unit sales and average selling prices increased by approximately 48% and 40%, respectively and were favorably impacted by the commercial introduction of an enhanced version of AESOP in the fourth quarter of 1996.

         Gross Profit. Gross profit increased $514,000 (210%) to $759,000 for the three months ended June 30, 1997 from $245,000 for the same period in 1996. Gross margin increased to 51% in the second quarter of 1997 as compared to 35% in the second quarter of 1996. The increase in gross margin was primarily due to increased AESOP average selling prices as well as efficiencies of scale associated with increased unit production.

         Selling, General and Administrative. Selling, general and administrative expenses increased $1,484,000 (173%) to $2,340,000 for the three months ended June 30, 1997 from $856,000 for the same period in 1996. Non-cash compensation charges related to the grant of stock, warrants and stock options of $762,000 in the second quarter 1997 accounted for a large portion of the increase. The balance of the increase was due to the addition of sales and managerial personnel as the Company expanded its infrastructure, higher commissions on increased AESOP sales, higher travel and business related expenses and the cost of the Company's first international congress on Computers and Robotics in the Operating Room 2000. The Company expects selling, general and administrative expenses to increase in future periods as it continues to expand its infrastructure.

         Research and Development. Research and development expenses increased $527,000 (202%) to $788,000 for the three months ended June 30, 1997 from $261,000 for the same period in 1996, primarily as a result of increased research and development efforts with respect to AESOP, HERMES and ZEUS, as well as for building additional R&D infrastructure. The Company expects these expenditures to increase as it continues to develop its technologies.

         Other Expense. Other expense increased to $1,011,000 for the three months ended June 30, 1997 from $78,000 for the same period in 1996. Other expense in the second quarter of 1997 included the amortization of $833,000 of interest cost attributable to the fixed conversion feature of a convertible debenture and $63,000 of interest cost related to warrants issued with notes payable to shareholders. The remainder of the increase in interest expense was attributable to an increase in overall indebtedness.

Six Months Ended June 30, 1997 compared to the Six Months Ended June 30, 1996.

         Revenues. Revenues increased $1,478,000 (107%) to $2,856,000 for the six months ended June 30, 1997 from $1,378,000 for the same period in 1996. The increase resulted principally from an increase in AESOP sales of $1,212,000 and year-to-date 1997 ZEUS development revenues of $275,000. AESOP unit sales and average selling prices increased by approximately 37% and 39%, respectively and were favorably impacted by the commercial introduction of the enhanced version of AESOP in the fourth quarter of 1996.

         Gross Profit. Gross profit increased $1,004,000 (210%) to $1,481,000 for the six months ended June 30, 1997 from $477,000 for the same period in 1996. Gross margin increased to 52% for the first half of 1997 as compared to 35% for the first half of 1996. The increase in gross margin was primarily due to increased AESOP average selling prices, as well as efficiencies of scale associated with increased unit production.

         Selling, General and Administrative. Selling, general and administrative expenses increased $2,076,000 (130%) to $3,677,000 for the first half of 1997 as compared to $1,601,000 for the first half of 1996. Non-cash compensation charges related to the grant of stock, warrants and stock options of $788,000 in the first half of 1997 accounted for a significant portion of the increase. The balance of the increase was due to the addition of sales and managerial personnel, greater travel and business expenses, higher commissions based on the increased sales, and the cost of several conferences, including the Company's international congress on Computers and Robotics in the Operating Room 2000.

         Research and Development. Research and development expenses increased $749,000 (125%) to $1,346,000 for the first half of 1997 as compared to $597,000 for the first half of 1996, primarily as a result of increased research and development efforts with respect to AESOP, HERMES and ZEUS, as well as for building additional R&D infrastructure.

         Other Expense. Other expense increased to $1,367,000 for the first half of 1997 from $119,000 for the first half of 1996. Other expense in the first half of 1997 included the amortization of $1,000,000 of interest cost attributable to the fixed conversion feature of a convertible debenture and $126,000 of interest cost attributable to warrants issued with notes payable to shareholders.

     Income Taxes. Minimal provisions for the state income taxes have been recorded for the Company's pre-tax losses to date. As of December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $11.0 million and $4.9 million, respectively which are available to offset future federal and state taxable income. Federal carryforwards expire fifteen years after the year of loss and state carryforwards expire from five to seven years after the year of loss. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding its realization.

FINANCIAL CONDITION

         Since its inception, the Company's expenses have exceeded its revenues, resulting in an accumulated deficit of $17,344,000 as of June 30, 1997. The Company has primarily relied on proceeds from issuance of preferred stock and common stock and bridge debt financing to fund its operations.

         At June 30, 1997, the Company's current ratio (current assets divided by current liabilities) was 2.2 to 1 versus 0.8 to 1 at December 31, 1996.

         For the six months ended June 30, 1997, the Company had net cash used in operating activities of $2,724,000 primarily attributable to the net loss partially offset by depreciation and amortization, amortization of interest costs attributable to the fixed conversion feature of a convertible debenture and warrants issued with notes payable to shareholders, and amortization of deferred compensation expense.

         For the six months ended June 30, 1997, cash outflows from investing activities of $271,000 was for purchases of plant and equipment. The Company currently has no material commitments for capital expenditures.

         For the six months ended June 30, 1997, net cash provided by financing activities of $5,163,000 was principally attributable to proceeds from preferred and common stock stock issuances of $6,568,000 offset somewhat by $1,451,000 repayment of debt.

         In August 1997, the Company closed its initial public offering for 2,500,000 shares of common stock and in September 1997 the Company's underwriters exercised an option for an additional 375,000 shares of common stock. The Company raised approximately $37,000,000 from these transactions.

         The Company's operations to date have consumed substantial amounts of cash, and the Company expects its capital and operating expenditures to continue to increase. The Company believes that the net proceeds of its initial public offering which was completed in August, 1997 should be adequate to fund its expected operating losses and satisfy its capital requirements through at least 1998. The Company's need for additional financing will depend upon numerous factors, including, but not limited to, the extent and duration of the Company's future operating losses, the level and timing of future revenues and expenditures, the progress and scope of clinical trials, the timing and costs required to receive both United States and international governmental approvals or clearances, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, the costs of training physicians to become proficient in the use of the Company's products and procedures, the cost of developing marketing and distribution capabilities, and other market and regulatory developments. To the extent that existing resources are insufficient to fund the Company's activities, the Company may seek to raise additional funds through public or private financing. There can be no assurance that additional financing, if required, would be available on acceptable terms, if at all. If adequate funds are not available, the Company's business, financial condition and results of operations would be materially adversely affected.

RISK FACTORS THAT MAY EFFECT FUTURE RESULTS

         The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. These risks could affect the Company's actual future results and could cause them to differ materially from any forward-looking statements made by the Company. These risks should be read in conjunction with the "Risk Factors" section included in the Company's Registration Statement on Form S-1, as amended (No. 333-29505).

LIMITED OPERATING HISTORY; ABSENCE OF PROFITABILITY

         From its inception in 1989 through June 30, 1997, the Company has incurred cumulative losses of approximately $17,344,000 and expects to incur significant additional losses for the foreseeable future as it significantly increases its spending with respect to research and development efforts, clinical trials, manufacturing and marketing. There can be no assurance that the Company will ever achieve significant commercial revenues, particularly from sales of its HERMES or ZEUS product lines, or that the Company will be profitable. There can be no assurance that the Company will not encounter substantial delays or incur unexpected expenses related to the introduction of HERMES and ZEUS, or future products.

RELIANCE ON SALES OF FUTURE PRODUCTS; UNCERTAINTY OF MARKET ACCEPTANCE The

         Company has been producing and selling its AESOP products since 1994, but the Company has not received regulatory clearance or approval to market its other products. If regulatory clearance or approval for HERMES and ZEUS is obtained, the Company anticipates that HERMES and ZEUS will comprise a substantial majority of the Company's sales. Accordingly, the Company's future success depends on the successful development, regulatory clearance or approval, commercialization and market acceptance of these products. Even if the Company is successful in obtaining the necessary regulatory clearances or approvals for HERMES and ZEUS, their successful commercialization will depend upon the Company's ability to demonstrate the clinical safety and efficacy, ease-of-use, reliability and cost-effectiveness of such products in a clinical setting. Neither HERMES nor ZEUS has yet been operated in human clinical practice. Even if the safety and efficacy of procedures using HERMES and ZEUS is established, surgeons may elect not to recommend the use of these products for any number of reasons, including inadequate levels of reimbursement. Broad use of the Company's products will require training surgeons and the time required to complete such training could adversely affect market acceptance.

GOVERNMENT REGULATION AND LACK OF REGULATORY APPROVAL

         The Company's products in the United States are regulated as medical devices by the FDA. The process of obtaining United States regulatory approvals and clearances is lengthy, expensive and uncertain. Commercial distribution of the Company's products in foreign countries is also subject to varying government regulations which may delay or restrict marketing of the Company's products in those countries. In addition, such regulatory authorities may impose limitations on the use of the Company's products. After mid-1998, the Company will be required to obtain the certifications necessary to enable the Conformite Europeene (CE) Mark to be affixed to the Company's products in order to sell its products in member countries of the European Union. The Company has not obtained such certification and there can be no assurance it will be able to do so in a timely manner, if at all. The Company's manufacturing operations are subject to the FDA's Quality System Regulation ("QSR"), and similar regulations in other countries regarding the manufacturing, testing, labeling, record keeping and storage of devices. Ongoing compliance with QSR requirements and other applicable regulatory requirements will be monitored through periodic inspection by federal and state agencies, including the FDA, and comparable agencies in other countries.

LACK OF CLINICAL TESTING EXPERIENCE; SAFETY AND EFFICACY NOT YET ESTABLISHED

         The Company has only limited, experimental pre-clinical data with respect to ZEUS and HERMES. In order to conduct clinical trials with ZEUS, which is considered to be a significant risk device, the Company must submit and obtain approval of an Investigational Device Exemption ("IDE") application. The Company has not yet submitted an IDE to the FDA. There can be no assurance that the FDA will allow the Company to conduct clinical trials or that ZEUS will prove to be safe and effective in clinical trials under United States or international regulatory requirements or that the Company will not encounter problems in clinical testing that will cause a delay in or prohibit commercialization of ZEUS. Moreover, the clinical trials may identify significant technical or other obstacles to overcome prior to obtaining necessary regulatory or reimbursement approvals, resulting in significant additional product development expense and delays.

INTENSE COMPETITION

         Many medical conditions that can be treated using the Company's systems, particularly ZEUS, can also be treated by pharmaceuticals or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other procedures could make such therapies more effective or inexpensive than using the Company's products and could render the Company's technology obsolete or unmarketable. There can be no assurance that physicians will use the Company's products to replace or supplement established treatments or that the Company's products will be competitive with current or future technologies.

LIMITATIONS ON THIRD PARTY REIMBURSEMENT

         In the United States, the Company's products would be acquired primarily by medical institutions which then bill various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans for the health care services provided to their patients. Government agencies, certain private insurers and certain other payors generally reimburse hospitals for medical treatment at a fixed rate based on the diagnosis related group ("DRG") established by the federal Health Care Financing Administration ("HCFA") which covers this treatment. The Company believes that the procedures using AESOP are eligible and future products will be eligible for reimbursement under existing DRG reimbursement codes. However, Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement. In addition, third-party payors have required, following further study regarding safety and efficacy, establishment of new reimbursement codes. Even if a procedure is covered by DRG, payors may deny reimbursement if they determine that the device used in the treatment was unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication.

         Reimbursement systems in international markets vary significantly by country. Many international markets have government managed health care systems that control reimbursement for new products and procedures. In most markets, there are private insurance systems, as well as governmental managed systems, that control reimbursement for new products and procedures. Market acceptance of the Company's products will depend on the availability and level of reimbursement in international markets targeted by the Company. There can be no assurance that the Company will obtain reimbursement in any country within a particular time, for a particular time, for a particular amount, or at all.

DEPENDENCE ON PATENTS AND PROPRIETARY TECHNOLOGY

         The success of the Company will depend, in part, on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets, and to operate without infringing the proprietary rights of others. The Company's policy is to seek to protect its proprietary positions by, among other methods, filing United States and foreign patent applications related to its technology, inventions and improvements that are important to the development of its business. There can be no assurance that the Company's issued patents or any patents that may be issued will not be challenged, invalidated or circumvented in the future. Further, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or internationally. There can be no assurance that the Company will not become subject to patent infringement claims or litigation. The defense and prosecution of intellectual property suits are costly, time-consuming, divert the attention of management and technical personnel and could result in substantial uncertainty regarding the Company's future viability.

RAPID TECHNOLOGICAL CHANGE; NEW PRODUCT DEVELOPMENT

         The market for the Company's products and products under development is characterized by rapidly changing technology and new product introductions and enhancements. In addition to the risks associated with market acceptance of AESOP and the Company's other products under development, the Company's success will depend to a significant extent upon its ability to enhance and expand the utility of AESOP and its other products and to develop and introduce additional innovative products that gain market acceptance. The Company maintains research and development programs to continually improve and refine its product offerings and those under development. There can be no assurances, however, that such efforts will be successful or that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products on a timely or cost-effective basis. Moreover, the Company may encounter technical problems in connection with its product development efforts that could delay introduction of new products or product enhancements.

CONTROL BY MANAGEMENT, EXISTING SHAREHOLDERS AND AFFILIATED ENTITIES

         The present directors and executive officers of the Company and their affiliates, in the aggregate, beneficially own approximately 35% of the Company's outstanding common stock. As a result, these shareholders, acting together, have the ability to significantly influence the election of the Company's directors and most other shareholders' action and, as a result, direct the Company's affairs and business. Such concentration may have the effect of delaying or preventing a change in control of the Company. The Company's management will have broad discretion to allocate the proceeds of the initial public offering and to determine the timing of expenditures.

FLUCTUATIONS IN OPERATING RESULTS; LENGTHY SALES CYCLE

         The Company's results of operations may vary significantly from quarter to quarter depending upon numerous factors, including the following: delays associated with the FDA and other regulatory approval processes; health care reimbursement policies; timing and results of clinical trials; demand for the Company's products; changes in pricing policies by the Company or its competitors; the number, timing and significance of product enhancements and new product enhancements and new products by the Company and its competitors; and product quality issues. Sales of the Company's products are often subject to delays associated with lengthy approval processes that typically accompany capital expenditures by bureaucratic entities such as hospitals. Accordingly, it is inherently difficult to accurately predict the sales cycle of any particular order.

EXPANSION OF MARKETING ACTIVITIES; LIMITED DISTRIBUTION

         The Company anticipates it will significantly increase the number of sales personnel to more fully cover its target markets, particularly as additional products become commercially available. There can be no assurance that the Company will be able to compete effectively in attracting, motivating and retaining qualified sales personnel, as needed. The Company currently intends to market and sell its products outside the United States principally through distributors. In order to accomplish this, the Company will be required to significantly expand its distributor network. There can be no assurance that the Company will be able to identify suitable distribution agreements on acceptable terms, if at all, or that such distribution agreements will result in significant sales.

DEPENDENCE ON INDEPENDENT CONTRACT MANUFACTURERS; LIMITED MANUFACTURING
EXPERIENCE

         The Company relies on independent contract manufacturers, some of which are single source suppliers, for the manufacture of the principal components of AESOP. Reliance on independent contract manufacturers involves several risks, including the potential inadequacy of capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over product quality, delivery schedules, manufacturing yields and costs. Shortages of raw materials, production capacity constraints or delays on the part of the Company's contract manufacturers could negatively affect the Company's ability to meet its production obligations which could result in delays in shipments of the Company's products.

         The Company does not have experience in manufacturing its products in commercial quantities. The Company's manufacturing experience to date has been focused primarily on assembling components produced by third party manufacturers for its AESOP product. The Company's manufacturing activities to date with respect to HERMES and ZEUS have consisted primarily of manufacturing a limited number of prototypes for use in laboratory testing. Manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA QSR regulations, and the need for FDA approval of new manufacturing processes. The Company has considered and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the implementation of new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by a transition to in-house production or to new production processes if such efforts are undertaken or that FDA QSR requirements or any international certification requirements can be met.

RISK OF PRODUCT LIABILITY CLAIMS

         The Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury or death. The Company also faces the possibility that defects in the design or manufacture of the Company's products might necessitate a product recall. There can be no assurance that the Company will not experience losses due to product liability claims or recall in the future. The Company currently maintains product liability insurance with coverage limits of $5 million per occurrence and $5 million annually in the aggregate. There can be no assurance that these coverage limits will be adequate.

DEPENDENCE ON KEY PERSONNEL

         The Company's future business and operating results depend in significant part on its key management, scientific and technical personnel, many of whom would be difficult to replace, and its future success will depend partially upon its ability to retain these persons and recruit additional qualified management, technical, marketing, sales and support, regulatory and manufacturing personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel.

MANAGEMENT OF GROWTH

         The Company's growth will continue to place significant demands on the Company's management and resources. In order to compete effectively against current and future competitors, prepare products for clinical trials and develop future products, the Company believes it must continue to expand its operations, particularly in the areas of research and development and sales and marketing. It is likely that the Company will be required to implement additional operating and financial controls, hire and train additional technical, marketing and administrative personnel, install additional reporting and management information systems, expand its manufacturing operations, and improve coordination between the product development, marketing, sales and finance functions. The Company's future success will depend, in part, on management's ability to manage future growth and there can be no assurance that these efforts will be successful.

MARKET VOLATILITY

         The market price of the Company's common stock is likely to be volatile and may be affected by actual or anticipated decisions by the FDA with respect to approvals or clearances of the Company's products, actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new commercial products by the Company or its competitors, changes in third party reimbursement policies, developments concerning proprietary rights, conditions and trends in the medical device industry, governmental regulation, changes in financial estimates by securities analysts, and general stock market conditions.

ADVERSE IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

         The exercise of existing options and warrants would have a dilutive effect on the interests of current investors. As of August 11, 1997, there were approximately 4,200,000 shares of common stock that will be eligible for sale beginning 180 days after the effective date of the Company's initial public offering.

PART II           OTHER INFORMATION


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 3, 1997 (prior to the Company's initial public offering), shareholders of the Company holding 3,758,791 shares (88% of the voting stock of the Company) approved the following matters at the Company's annual meeting:

(i)      Election of directors (Gene Wang, Yulun Wang, Robert W. Duggan, Stephen
         F. Wiggins, David R. Doiron, W. Peter Geis, and William D. Williams) with all votes for, except for 12,549 votes withheld for one director.

(ii) The 1997 Stock Incentive Plan by a vote of 3,756,198 for; 2,593 abstaining; and 0 against.

(iii) The Employee Stock Purchase Plan by a vote of 3,724,177 for; 34,614 abstaining; and 0 against.

In addition, on July 10, 1997 (prior to the Company's initial public offering) shareholders of the Company holding 3,801,504 shares (89% of the voting stock of the Company) unanimously approved the following matters by written consent:

(i) Change in the Company's state of incorporation from California to Delaware.

(ii) Indemnification agreements for the officers and directors of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits:
         27 - Financial data schedule

b) No Reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: September 16, 1997         COMPUTER MOTION, INC.




                                 By:  /s/  STEPHEN L. WILSON
                                    --------------------------------------------
                                    STEPHEN L. WILSON
                                    Executive Vice President, Chief Financial
                                    Officer and Secretary
                                    (Principal Financial and Accounting Officer)