Form 10-Q
period 1997-09-30
COMPUTER MOTION INC
filed 1997-11-07
CIK 906829

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 1997

                        COMMISSION FILE NUMBER 000-22755
                                               ---------

                              COMPUTER MOTION, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified on in its charter)


          DELAWARE                                              77-0458805
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                               130-B CREMONA DRIVE
                                GOLETA, CA 93117
              ----------------------------------------------------
                    (Address of principal executive offices)


                                 (805) 968-9600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check /X/ whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes /X/    No
                              -----     -----

As of October 17, 1997 there were 7,654,000 shares of the Registrant's common stock outstanding.

                                TABLE OF CONTENTS

PART I.          FINANCIAL INFORMATION......................................................................2
ITEM 1           FINANCIAL STATEMENTS.......................................................................2
                    Condensed Balance Sheets at September 30, 1997 and December 31, 1996....................2
                    Condensed Statements of Operations for the three and nine months ended September 30, 1997 and 1996.....................................................3
                    Condensed Statements of Cash Flows for the nine months
                      ended September 30, 1997 and 1996.....................................................4
                    Notes to Condensed Financial Statements.................................................5

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.....................................................6-15

PART II.         OTHER INFORMATION.........................................................................15
ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K..........................................................15

SIGNATURE..................................................................................................16

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                              COMPUTER MOTION, INC.
                            CONDENSED BALANCE SHEETS

                                                     September 30,        December 31,
                                                         1997                 1996
                                                     (Unaudited)               (1)
                                                     ------------         ------------
ASSETS
Current assets:
     Cash and cash equivalents                       $ 35,579,000         $    433,000
     Accounts receivable                                1,232,000            1,152,000
     Inventory                                            639,000              645,000
     Prepaid expenses                                     287,000               88,000
                                                     ------------         ------------
Total current assets                                   37,737,000            2,318,000
Plant and equipment, net                                  815,000              609,000
Intangibles and other assets                              320,000              629,000
                                                     ------------         ------------
Total assets                                         $ 38,872,000         $  3,556,000
                                                     ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                $    961,000         $    902,000
     Accrued expenses                                     729,000              761,000
     Deferred revenue                                     205,000               74,000
     Current portion of long-term liabilities              79,000            1,246,000
                                                     ------------         ------------
Total current liabilities                               1,974,000            2,983,000
Notes payable to shareholders                                  --            3,250,000
Other long-term liabilities                               138,000              135,000
Redeemable preferred stock, series D                           --            5,882,000

Shareholders' equity:
     Preferred stock, series A, B, C and E                     --            3,716,000
     Common stock                                           8,000              386,000
     Additional paid-in capital                        58,202,000              153,000
     Deferred compensation expense                     (1,921,000)            (515,000)
     Accumulated deficit                              (19,529,000)         (12,434,000)
                                                     ------------         ------------
Total shareholders' equity                             36,760,000           (8,694,000)
                                                     ------------         ------------
Total liabilities and shareholders' equity           $ 38,872,000         $  3,556,000
                                                     ============         ============

(1) Derived from audited financial statements for the year ended December 31, 1996. See notes to condensed financial statements.

                              COMPUTER MOTION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended                       Nine Months Ended
                                                     September 30,                           September 30,
                                           -----------------------------------------------------------------------
                                               1997                1996                1997                1996
                                               ----                ----                ----                ----
Revenue                                    $ 1,685,000         $ 1,134,000         $ 4,541,000         $ 2,512,000
Cost of revenue                                678,000             682,000           2,053,000           1,583,000
                                           -----------         -----------         -----------         -----------
Gross profit                                 1,007,000             452,000           2,488,000             929,000
Selling, general and administrative
expense                                      1,938,000           1,042,000           5,615,000           2,643,000
Research and development expense             1,126,000             426,000           2,472,000           1,023,000
                                           -----------         -----------         -----------         -----------
Loss from operations                        (2,057,000)         (1,016,000)         (5,599,000)         (2,737,000)
Other expense                                  128,000              88,000           1,495,000             207,000
                                           -----------         -----------         -----------         -----------
Loss before income taxes                    (2,185,000)         (1,104,000)         (7,094,000)         (2,944,000)
Provision for taxes                                 --                  --               1,000               1,000
                                           -----------         -----------         -----------         -----------
Net loss                                   ($2,185,000)        ($1,104,000)        ($7,095,000)        ($2,945,000)
                                           ===========         ===========         ===========         ===========
Weighted average shares outstanding
used to compute net loss per share           7,157,000           2,832,000           4,350,000           2,829,000
                                           ===========         ===========         ===========         ===========
Net loss per share                            ( $ .31)         ($      .39)        ($     1.63)        ($     1.04)
                                           ===========         ===========         ===========         ===========



See notes to condensed financial statements.

                              COMPUTER MOTION, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                -------------------------------
                                                                     1997             1996
                                                                     ----             ----
Cash flows from operating activities:
Net loss                                                        ($ 7,095,000)     ($ 2,945,000)
Adjustments to reconcile net loss to cash used by operating
activities:
Depreciation and amortization                                        288,000           254,000
Provision for doubtful accounts                                       25,000                --
Loss on sale of fixed assets                                           1,000            13,000
Common stock issued for services                                      44,000                --
Amortization of interest costs attributable to the fixed
    conversion feature of a convertible debenture and
    warrants issued with notes payable to shareholders             1,442,000                --
Amortization of deferred compensation expense                        938,000                --
Deferred revenue                                                     130,000           251,000
Increase in working capital                                         (274,000)          (38,000)
                                                                ------------      ------------
Net cash used by operating activities                             (4,501,000)       (2,465,000)

Cash flows from investing activities:
Purchase of plant and equipment                                     (434,000)          (86,000)
                                                                ------------      ------------
Net cash used by investing activities                               (434,000)          (86,000)

Cash flows from financing activities:
Proceeds from issuance of debt                                       254,000         2,825,000
Repayment of debt                                                 (4,721,000)         (600,000)
Proceeds from initial public offering                             36,808,000                --
Proceeds from other common stock and warrant issuance              5,230,000            54,000
Proceeds from preferred stock issuance                             2,341,000           425,000
Investment in sales-type lease                                      (137,000)         (124,000)
Proceeds from stock option exercises                                 307,000                --
                                                                ------------      ------------
Net cash provided by financing activities                         40,082,000         2,580,000
                                                                ------------      ------------
Increase in cash and cash equivalents                             35,147,000            29,000

Cash and cash equivalents at beginning of period                     432,000            64,000
                                                                ------------      ------------
Cash and cash equivalents at end of period                      $ 35,579,000      $     93,000
                                                                ============      ============
Supplemental disclosures:
Cash paid during the year for interest expense                  $    266,000      $    200,000





See notes to condensed financial statements.

                                  COMPUTER MOTION, INC.
                         NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.      BASIS OF PRESENTATION
----------------------------------

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

        The operating results of the interim periods presented are not necessarily indicative of the results for the year ending December 31, 1997 or for any other interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Registration Statement on Form S-1, as amended (No. 333-29505) filed with the Securities and Exchange Commission.

NOTE 2.     NET LOSS PER SHARE
------------------------------

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

NOTE 3.     INITIAL PUBLIC OFFERING
-----------------------------------

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS.
               ------------------------------------

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

OVERVIEW
--------

        Computer Motion, Inc. (the "Company") develops and markets proprietary robotic and computerized surgical systems that are intended to enhance a surgeon's performance and centralize and simplify a surgeon's control of the operating room ("OR"). The Company believes that its products and technologies under development will provide surgeons with the precision and dexterity necessary to perform complex, minimally invasive surgical procedures, as well as enable surgeons to control critical devices in the OR through simple verbal commands. The Company believes that its products and technologies under development will broaden the scope and increase the effectiveness of minimally invasive surgery, improve patient outcomes, and create a safer, more efficient and cost effective OR. The Company's current commercial product, AESOP(R), is a Food and Drug Administration ("FDA") cleared, robotic endoscope positioning system.

        The Company's robotic surgical system under development, ZEUS(TM), is designed to fundamentally improve a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive surgical procedures, including fully endoscopic multivessel coronary artery bypass grafts ("E-CABG(TM)"), which are currently impossible or very difficult to perform. ZEUS(TM) is comprised of three surgeon-controlled robotic arms, one of which positions the endoscope and two of which manipulate the Company's proprietary single-use and reusable surgical instruments. The Company believes that ZEUS(TM) will improve a surgeon's dexterity and precision and enhance visualization of, and access to, confined operative sites. The Company also believes that new minimally invasive surgical procedures performed with ZEUS(TM) will result in reduced patient pain and trauma, fewer complications, lessened cosmetic concerns and shortened convalescent periods and will increase the number of patients qualified for certain surgical procedures. In addition, the Company believes that an increase in minimally invasive procedures will result in lower overall healthcare costs to providers, payors and patients. The Company has commenced limited pre-clinical testing in several medical centers and intends to seek premarket approval ("PMA") by the FDA to market ZEUS(TM) in the United States.

        The Company's voice controlled technology platform under development, HERMES(TM), is designed to enable a surgeon to directly control multiple OR devices, including various laparoscopic, arthroscopic and video devices, as well as the Company's robotic devices, through simple verbal commands. HERMES(TM) is also designed to provide standardized visual and digitized voice feedback to a surgical team. The Company believes that the enhanced control and feedback provided by HERMES(TM) has the potential to improve safety, increase efficiency, shorten procedure times and reduce costs. The Company has developed a prototype of HERMES(TM) and expects to commence functionality testing in the fourth quarter of 1997.

        The Company's current commercial product, AESOP(R), approximates the form and function of a human arm and allows control of the endoscope through simple verbal commands. This eliminates the need for a member of a surgical staff to manually control the endoscope, provides a surgeon with direct control of the endoscope and results in a more stable and sustainable endoscopic image. The Company believes that AESOP(R) is the world's first FDA-cleared robot and first voice control interface for a surgical device. Over 250 AESOP(R) units have been sold worldwide, which the Company believes have been used to perform over 25,000 procedures.

        The Company has sustained significant losses since inception and expects to continue to incur significant losses due to research and development efforts, costs associated with obtaining regulatory approvals and clearances, continued marketing expenditures to increase sales and other costs associated with the Company's anticipated growth. Furthermore, the Company anticipates that its operating results may fluctuate significantly from quarter to quarter in the future, depending on a number of factors, many of which are outside the Company's control. These factors include timing and results of pre-clinical and clinical trials, delays associated with FDA and other clearance processes, changes in pricing policy by the Company or its competitors, the number, timing and significance of product enhancements and new products by the Company and its competitors, health care reimbursement policies and product quality issues. These and additional factors are described herein under "Risk Factors That May Effect Future Results."

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1997 compared to the Three Months Ended September 30, 1996.

        Revenues. Revenues increased $551,000 (49%) to $1,685,000 for the three months ended September 30, 1997 from $1,134,000 for the same period in 1996. The increase resulted from a 168% ($790,000) increase in AESOP(R) sales from the third quarter 1996 to the third quarter 1997. AESOP(R) robotic arm unit sales and average selling prices increased by approximately 56% and 70%, respectively and were favorably impacted by the commercial introduction of an enhanced version of AESOP(R) (the "AESOP(R) 2000") in the fourth quarter of 1996. The third quarter of 1996 had included significant development related revenues for the Company's ZEUS(TM) and HERMES(TM) product lines which did not recur to the same extent in the third quarter of 1997.

        Gross Profit. Gross profit increased $555,000 (123%) to $1,007,000 for the three months ended September 30, 1997 from $452,000 for the same period in 1996. Gross margin increased to 59.8% in the third quarter of 1997 as compared to 39.9% in the third quarter of 1996. The increase in gross margin was primarily due to increased AESOP(R) average selling prices as well as efficiencies of scale associated with increased unit production.

        Selling, General and Administrative. Selling, general and administrative expenses increased $896,000 (86%) to $1,938,000 for the three months ended September 30, 1997 from $1,042,000 for the same period in 1996. The increase was due to the addition of sales and managerial personnel as the Company expanded its infrastructure, related recruiting and relocation costs, higher commissions on increased AESOP(R) sales, and higher travel and business related expenses, as well as amortization of non-cash compensation charges related to the grant of stock, warrants and stock options of $150,000 in the third quarter of 1997. The Company expects selling, general and administrative expenses to increase in future periods as it continues to expand its sales and marketing capability.

        Research and Development. Research and development expenses increased $700,000 (164%) to $1,126,000 for the three months ended September 30, 1997 from $426,000 for the same period in 1996, primarily as a result of increased research and development efforts with respect to AESOP(R), HERMES(TM) and ZEUS(TM), as well as for building additional R&D regulatory infrastructure. The Company expects these expenditures to increase as it continues to develop its technologies.

        Other Expense. Other expense increased to $128,000 for the three months ended September 30, 1997 from $88,000 for the same period in 1996. Other expense in the third quarter of 1997 included the amortization of $316,000 of interest cost related to warrants issued with notes payable to shareholders. The interest cost was offset to a degree by interest income earned on the proceeds received from the Company's initial public offering which was completed in August, 1997.

Nine Months Ended September 30, 1997 compared to the Nine Months Ended September 30, 1996.

        Revenues. Revenues increased $2,029,000 (81%) to $4,541,000 for the nine months ended September 30, 1997 from $2,512,000 for the same period in 1996. The increase resulted almost entirely from an increase in AESOP(R) sales of $2,002,000 (116%). AESOP(R) robotic arm unit sales and average selling prices increased by approximately 43% and 47%, respectively and were favorably impacted by the commercial introduction of the AESOP(R) 2000 in the fourth quarter of 1996.

        Gross Profit. Gross profit increased $1,559,000 (168%) to $2,488,000 for the nine months ended September 30, 1997 from $929,000 for the same period in 1996. Gross margin increased to 54.8% for the first nine months of 1997 as compared to 37.0% for the first nine months of 1996. The increase in gross margin was primarily due to increased AESOP(R) average selling prices, as well as efficiencies of scale associated with increased unit production.

        Selling, General and Administrative. Selling, general and administrative expenses increased $2,972,000 (112%) to $5,615,000 for the first nine months of 1997 as compared to $2,643,000 for the first nine months of 1996. Non-cash compensation charges related to the grant of stock, warrants and stock options of $938,000 in the first nine months of 1997 accounted for a significant portion of the increase. The balance of the increase was due to the addition of sales and managerial personnel and related recruiting and relocation costs, greater travel and business expenses, higher commissions based on the increased sales, and the cost of several conferences, including the Company's international congress on Computers and Robotics in the Operating Room 2000.

        Research and Development. Research and development expenses increased $1,449,000 (142%) to $2,472,000 for the first nine months of 1997 as compared to $1,023,000 for the first nine months of 1996, primarily as a result of increased research and development efforts with respect to AESOP(R), HERMES(TM) and ZEUS(TM), as well as for building additional R&D and regulatory infrastructure.

        Other Expense. Other expense increased to $1,495,000 for the first nine months of 1997 from $207,000 for the first nine months of 1996. Other expense in the first nine months of 1997 included the amortization of $1,000,000 of interest cost attributable to the fixed conversion feature of a convertible debenture and $442,000 of interest cost attributable to warrants issued with notes payable to shareholders.

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

FINANCIAL CONDITION
-------------------

        Since its inception, the Company's expenses have exceeded its revenues, resulting in an accumulated deficit of $19,529,000 as of September 30, 1997. Until its initial public offering, the Company had primarily relied on proceeds from issuance of preferred and common stock and bridge debt financing to fund its operations.

        During the third quarter the Company filed an S-1 registration statement with the Securities and Exchange Commission (Registration No. 333-29505) for 2,875,000 shares of its common stock. The registration statement was granted effectiveness on August 11, 1997 and on August 15, 1997 the Company completed its initial public offering ("IPO") by selling 2,500,000 shares of its common stock at $14.00 per share, less underwriting discounts and commissions of $.98 per share, to its underwriters, Montgomery Securities and Piper Jaffray Inc. The Company received net proceeds of $32,550,000 from this sale before deducting offering expenses. Effective upon the closing of the IPO, all of the outstanding shares of convertible preferred stock of the Company were converted into 2,344,387 shares of common stock and all accrued dividends payable thereon were reversed and eliminated.

        On September 16, 1997, the underwriters exercised their option to purchase an additional 375,000 shares of common stock directly from the Company at a price of $14.00 per share, less underwriting discounts and commissions of $.98 per share. The Company received net proceeds of $4,883,000 from this sale before deducting offering expenses.

        In conjunction with completing the IPO, the Company incurred total direct offering expenses of approximately $543,000 which were payable to third parties and $82,000 which were reimbursed expenses to Company employees. Total net proceeds to the Company from the IPO and the exercise of the over-allotment option, after deducting underwriting discounts and commissions and total direct offering expenses, was $36,808,000.

        The Company has used $3,250,000 of the net proceeds from the IPO for repayment of certain outstanding indebtedness, certain holders of which are officers, directors and persons owning in excess of ten percent of the Company's common stock, and $163,000 to make capital purchases from unrelated third parties. Proceeds from the IPO are also funding the Company's current operating losses. The remaining net proceeds of the IPO of approximately $33,000,000 have been invested in short-term investment grade debt securities.

        At September 30, 1997, the Company's current ratio (current assets divided by current liabilities) was 19.1 to 1 versus 0.8 to 1 at December 31, 1996, reflecting the initial public offering proceeds.

        For the nine months ended September 30, 1997, the Company had net cash used in operating activities of $4,501,000 primarily attributable to the net loss partially offset by depreciation and amortization, amortization of interest costs attributable to the fixed conversion feature of a convertible debenture and warrants issued with notes payable to shareholders, and amortization of deferred compensation expense.

        For the nine months ended September 30, 1997, cash outflows from investing activities of $434,000 was for purchases of plant and equipment. The Company currently has no material commitments for capital expenditures, but is procuring additional leased space in anticipation of continued business growth.

        For the nine months ended September 30, 1997, net cash provided by financing activities of $40,082,000 was almost entirely attributable to proceeds from the initial public offering of $36,808,000 and other common stock and warrant issuances of $5,230,000, offset somewhat by $4,721,000 repayment of debt.

        The Company's operations to date have consumed substantial amounts of cash, and the Company expects its capital and operating expenditures to continue to increase. The Company believes that the net proceeds of its initial public offering should be adequate to fund its expected operating losses and satisfy its capital requirements through at least 1998. The Company's need for additional financing will depend upon numerous factors, including, but not limited to, the extent and duration of the Company's future operating losses, the level and timing of future revenues and expenditures, the progress and scope of clinical trials, the timing and costs required to receive both United States and international governmental approvals or clearances, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, the costs of training physicians to become proficient in the use of the Company's products and procedures, the cost of developing marketing and distribution capabilities, and other market and regulatory developments. To the extent that existing resources are insufficient to fund the Company's activities, the Company may seek to raise additional funds through public or private financing. There can be no assurance that additional financing, if required, would be available on acceptable terms, if at all. If adequate funds are not available, the Company's business, financial condition and results of operations would be materially adversely affected.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------

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

LIMITED OPERATING HISTORY; ABSENCE OF PROFITABILITY
---------------------------------------------------

        The Company has incurred significant losses from its inception and expects to incur significant additional losses for the foreseeable future as it increases its spending with respect to research and development efforts, clinical trials, manufacturing and distribution. There can be no assurance that the Company will ever achieve significant commercial revenues, particularly from sales of its HERMES(TM) or ZEUS(TM) product lines, or that the Company will be profitable. There can be no assurance that the Company will not encounter substantial delays or incur unexpected expenses related to the introduction of HERMES(TM) and ZEUS(TM), or future products.

RELIANCE ON FUTURE PRODUCTS; UNCERTAINTY OF REGULATORY APPROVAL AND MARKET
--------------------------------------------------------------------------
ACCEPTANCE
----------

        The Company has been producing and selling its AESOP(R) products since 1994, but the Company has not received regulatory clearance or approval to market its other products. If regulatory clearance or approval for HERMES(TM) and ZEUS(TM) is obtained, the Company anticipates that HERMES(TM) and ZEUS(TM) will comprise a substantial majority of the Company's sales. Accordingly, the Company's future success depends on the successful development, regulatory clearance or approval, commercialization and market acceptance of these products. Even if the Company is successful in obtaining the necessary regulatory clearances or approvals for HERMES(TM) and ZEUS(TM), their successful commercialization will depend upon the Company's ability to demonstrate the clinical safety and efficacy, ease-of-use, reliability and cost-effectiveness of such products in a clinical setting. Neither HERMES(TM) nor ZEUS(TM) has yet been operated in human clinical practice. In order to conduct clinical trials with ZEUS(TM), which is considered to be a significant risk device, the Company must submit and obtain approval of an Investigational Device Exemption ("IDE") application. The Company has not yet submitted an IDE to the FDA. There can be no assurance that the FDA will allow the Company to conduct clinical trials or that ZEUS(TM) will prove to be safe and effective in clinical trials under United States or international regulatory requirements or that the Company will not encounter problems in clinical testing that will cause a delay in or prohibit commercialization of ZEUS(TM). Moreover, the clinical trials may identify significant technical or other obstacles to overcome prior to obtaining necessary regulatory or reimbursement approvals, resulting in significant additional product development expense and delays. Even if the safety and efficacy of procedures using HERMES(TM) and ZEUS(TM) is established, surgeons may elect not to recommend the use of these products for any number of reasons, including inadequate levels of reimbursement. Broad use of the Company's products will require training surgeons and the time required to complete such training could adversely affect market acceptance.

GOVERNMENT REGULATION AND LACK OF REGULATORY APPROVAL
-----------------------------------------------------

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

INTENSE COMPETITION
-------------------

        Many medical conditions that can be treated using the Company's systems, particularly ZEUS(TM), can also be treated by pharmaceuticals or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other procedures could make such therapies more effective or inexpensive than using the Company's products and could render the Company's technology obsolete or unmarketable. There can be no assurance that physicians will use the Company's products to replace or supplement established treatments or that the Company's products will be competitive with current or future technologies.

LIMITATIONS ON THIRD PARTY REIMBURSEMENT
----------------------------------------

        In the United States, the Company's products would be acquired primarily by medical institutions which then bill various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans for the health care services provided to their patients. Government agencies, certain private insurers and certain other payors generally reimburse hospitals for medical treatment at a fixed rate based on the diagnosis related group ("DRG") established by the federal Health Care Financing Administration ("HCFA") which covers this treatment. The Company believes that the procedures using AESOP(R) are eligible and future products will be eligible for reimbursement under existing DRG reimbursement codes. However, Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement. Even if a procedure is covered by DRG, payors may deny reimbursement if they determine that the device used in the treatment was unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication. Reimbursement systems in international markets vary significantly by country. Many international markets have government managed health care systems that control reimbursement for new products and procedures. In most markets, there are private insurance systems, as well as governmental managed systems, that control reimbursement for new products and procedures. Market acceptance of the Company's products will depend on the availability and level of reimbursement in international markets targeted by the Company. There can be no assurance that the Company will obtain reimbursement in any country within a particular time or at all.

DEPENDENCE ON PATENTS AND PROPRIETARY TECHNOLOGY
------------------------------------------------

        The success of the Company will depend, in part, on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets, and to operate without infringing the proprietary rights of others. The Company seeks to protect its proprietary positions by filing United States and foreign patent applications related to its technology, inventions and improvements that are important to the development of its business. There can be no assurance that the Company's issued patents or any patents that may be issued will not be challenged, invalidated or circumvented in the future. Further, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the

United States or internationally. There can be no assurance that the Company will not become subject to patent infringement claims or litigation.

RAPID TECHNOLOGICAL CHANGE; NEW PRODUCT DEVELOPMENT
---------------------------------------------------

        The market for the Company's products and products under development is characterized by rapidly changing technology and new product introductions and enhancements. The Company's success will depend to a significant extent upon its ability to enhance and expand the utility of AESOP(R) and its other products and to develop and introduce additional innovative products that gain market acceptance. The Company maintains research and development programs to continually improve and refine its product offerings and those under development. There can be no assurances, however, that such efforts will be successful or that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products on a timely or cost-effective basis. Moreover, the Company may encounter technical problems in connection with its product development efforts that could delay introduction of new products or product enhancements.

CONTROL BY MANAGEMENT, DEPENDENCE ON KEY PERSONNEL
--------------------------------------------------

        The present directors and executive officers of the Company and their affiliates, in the aggregate, beneficially own approximately 30% of the Company's outstanding common stock, on a fully diluted basis. These shareholders, acting together, have the ability to significantly influence the election of the Company's directors and other shareholder actions and, as a result, direct the Company's affairs and business, including delaying or preventing a change in control of the Company.

The Company's future business and operating results depend in significant part on its key management, scientific and technical personnel, many of whom would be difficult to replace, and its future success will depend partially upon its ability to retain these persons and recruit additional qualified management, technical, marketing, sales, regulatory, clinical and manufacturing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel.

FLUCTUATIONS IN OPERATING RESULTS; MARKET VOLATILITY
----------------------------------------------------

        The Company's results of operations may vary significantly from quarter to quarter depending upon numerous factors, including the following: delays associated with the FDA and other regulatory approval processes; health care reimbursement policies; timing and results of clinical trials; demand for the Company's products; changes in pricing policies by the Company or its competitors; the number, timing and significance of product enhancements and new product enhancements and new products by the Company and its competitors; and product quality issues. The market price of the Company's common stock is likely to be volatile and may be affected by actual or anticipated decisions by the FDA with respect to approvals or clearances of the Company's or competitors' products, actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new commercial products by the Company or its competitors, changes in third party reimbursement policies, developments concerning proprietary rights, conditions and trends in the medical device industry, governmental regulation, changes in financial estimates by securities analysts, and general stock market conditions.

EXPANSION OF MARKETING ACTIVITIES; LIMITED DISTRIBUTION
-------------------------------------------------------

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

DEPENDENCE ON INDEPENDENT CONTRACT MANUFACTURERS; LIMITED MANUFACTURING
-----------------------------------------------------------------------
EXPERIENCE
-----------

        The Company relies on independent contract manufacturers, some of which are single source suppliers, for the manufacture of the principal components of AESOP(R). Shortages of raw materials, production capacity constraints or delays on the part of the Company's contract manufacturers could negatively affect the Company's ability to ship products and derive revenues. The Company does not have experience in manufacturing its products in commercial quantities. The Company's manufacturing experience to date has been focused primarily on assembling components produced by third party manufacturers for its AESOP(R) product. The Company's manufacturing activities to date with respect to HERMES(TM) and ZEUS(TM) have consisted primarily of manufacturing a limited number of prototypes for use in laboratory testing. In scaling up manufacturing of new products, the Company may encounter difficulties involving quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel and compliance with FDA QSR regulations. The Company may elect to internally manufacture components currently provided by third parties, as well as to implement new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by a transition to in-house production or to new production processes if such efforts are undertaken.

RISK OF PRODUCT LIABILITY CLAIMS
--------------------------------

        The Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury or death. The Company also faces the possibility that defects in the design or manufacture of the Company's products might necessitate a product recall. There can be no assurance that the Company will not experience losses due to product liability claims or recall in the future. The Company currently maintains product liability insurance with coverage limits of $5,000,000. There can be no assurance that these coverage limits will be adequate.

MANAGEMENT OF GROWTH
--------------------

        The Company's growth will continue to place significant demands on the Company's management and resources. In order to compete effectively against current and future competitors, prepare products for clinical trials and develop future products, the Company believes it must continue to expand its operations, particularly in the areas of research and development and sales and marketing. It is likely that the Company will be required to implement additional operating and financial controls, hire and train additional personnel, install additional reporting and management information systems, expand its manufacturing operations, and improve coordination between the product development, marketing, sales and finance functions. The Company's future success will depend, in part, on management's ability to manage future growth and there can be no assurance that these efforts will be successful.

ADVERSE IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE
-------------------------------------------------

        The exercise of existing stock options and warrants, totaling approximately 3,324,000 shares, would have a dilutive effect on the interests of current investors. There are approximately 4,200,000 shares of common stock that will be eligible for sale beginning 180 days after the effective date of the Company's initial public offering.

PART II    OTHER INFORMATION
----------------------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

a)    Exhibits:

      27 - Financial data schedule

b) No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 7, 1997       COMPUTER MOTION, INC.


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