Form 10-K405
period 1997-12-31
COMPUTER MOTION INC
filed 1998-03-30
CIK 906829

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                             FORM 10-K ANNUAL REPORT

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                          COMMISSION FILE NO. 000-22755

                          ----------------------------

                              COMPUTER MOTION, INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                     77-0458805
    (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                    Identification No.)


                               130-B CREMONA DRIVE
                                GOLETA, CA 93117
                    (Address of principal executive offices)

                                 (805) 968-9600
              (Registrant's telephone number, including area code)

                           --------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

                        --------------------------------

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes  X   No
                                             ---     ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, or will not be contained, to the best of the Registrant's knowledge, in definitive proxy information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $60.5 million at March 23, 1998 when the closing sale price of such stock, as reported on the NASDAQ National Market was $10.00 per share.

        The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of March 23, 1998 was 7,916,316 shares.

        Portions of the Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference in Parts II and IV. Portions of the Proxy Statement dated March 26, 1998 are incorporated by reference in Part III.


================================================================================

                                     PART I

ITEM 1. BUSINESS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to "Risk Factors that May Affect Future Results" below.

COMPANY OVERVIEW

        Computer Motion, Inc. ("Computer Motion" or the "Company") is committed to developing, manufacturing and marketing proprietary robotic and computerized surgical systems that are intended to enhance a surgeon's performance and centralize and simplify the surgeon's control of the operating room ("OR").

        The Company believes that its products and technologies under development have the potential to revolutionize surgery and the OR by providing surgeons with the precision and dexterity necessary to perform complex, minimally invasive surgical procedures, and by enabling surgeons to control critical devices in the OR through simple verbal commands. Computer Motion believes that its products and technologies under development have the potential to broaden the scope and increase the effectiveness of minimally invasive surgery ("MIS"), improve patient outcomes and create a safer, more efficient and cost effective OR.

        Traditionally, the vast majority of all surgeries have been open, requiring large incisions measuring up to 18 inches to access the operative site. Although this approach can be highly effective, it often results in significant trauma, pain and complications, as well as significant costs related to lengthy convalescent periods for the patient. In an effort to minimize these negative factors, minimally invasive surgical techniques and related technologies have been developed. MIS is as effective as traditional open surgery while offering patients substantially reduced pain and trauma, shortened convalescent periods and decreased overall patient care costs. While these benefits are significant, the minimally invasive approach presents challenges to surgeons, including the intricate reconstruction of patient tissue by suturing, delicate manipulation of small anatomical features and constrained access to, and limited visualization of, the operative site.

        Computer Motion's vision is to bring the power of computers and robotics to the operating room to facilitate a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive microsurgical procedures that are currently very difficult or impossible to perform. The Company's products and technologies are intended to provide better visualization and improved dexterity for the surgeon, particularly for minimally invasive techniques.

        The Company currently markets the Automated Endoscopic System for Optimal Positioning ("AESOP(R)"), a surgical robot capable of positioning an endoscope in response to a surgeon's verbal commands. AESOP approximates the form and function of a human arm and allows control of the endoscope through simple verbal commands, eliminating the need for a member of a surgical staff to manually control the camera, while providing a more stable and sustainable endoscopic image. Over 35,000 MIS procedures have been successfully assisted by AESOP in over 350 hospitals and surgery centers around the world.

        The Company's product development strategy is intended to leverage AESOP's broad-based technology platform, and lead to a family of products that improve the control of devices in the operating room and enable new minimally invasive surgical procedures. To centralize and simplify control of the OR, Computer Motion is developing the HERMES(TM) OR Control Center for the voice control of medical devices in the operating room. To enable new minimally invasive microsurgery procedures, such as endoscopic coronary artery bypass grafting ("E-CABG(TM)"), the Company is developing the ZEUS(TM) Robotic Surgical System.

        The modernization of the OR has resulted in numerous medical devices that aid a surgeon, but also increase the complexity and costs of the OR. In many instances, these devices are manually controlled and monitored by someone other than a surgeon in response to a surgeon's spoken commands and request for status. The HERMES OR Control Center is designed to enable a surgeon to directly control multiple OR devices, as well as the Company's robotic devices, through simple verbal commands. HERMES provides standardized visual and digitized voice feedback to a surgical team. The Company believes that the enhanced control and feedback provided by HERMES can improve safety, increase efficiency, shorten procedure times and reduce costs.

        The ZEUS Robotic Surgical System is designed to improve a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive microsurgical procedures that are currently impossible or very difficult to perform. The Company believes that ZEUS will improve a surgeon's dexterity and precision and enhance visualization of, and access to, confined operative sites. The Company believes that new MIS procedures performed with ZEUS can, like currently available MIS procedures, result in reduced pain and trauma, fewer complications, lessened cosmetic concerns and shortened convalescent periods and will increase the number of patients qualified for certain surgical procedures.

AESOP PRODUCT LINE

        Computer Motion's AESOP is a surgical robot capable of positioning an endoscope (a specially designed optical tube which, when connected to a medical video camera and light source, is passed into the body to allow the surgeon to view the operation on a video monitor) in response to a surgeon's verbal commands. This allows the surgeon to have direct control over the endoscope in minimally invasive surgical procedures.

        The Company believes that AESOP is the world's first FDA-cleared surgical robot and incorporates the world's first FDA-cleared voice control interface for use in the operating room. AESOP was first introduced in the fourth quarter 1994. Since then, over 35,000 minimally invasive surgical procedures have been successfully assisted by AESOP in over 350 hospitals and surgery centers around the world.

        AESOP 2000 with voice control was introduced in the fourth quarter 1996. AESOP 3000, introduced in December 1997, is the world's first FDA-cleared surgical robot capable of assisting in new advanced minimally invasive cardiothoracic procedures. The AESOP 3000 robotic arm features added flexibility and functionality over its predecessor, providing the range of motion necessary for endoscopic viewing in the thoracic (chest) cavity.

        Computer Motion is leveraging the core technologies underlying AESOP to develop the HERMES OR Control Center and the ZEUS Robotic Surgical System.

HERMES PRODUCT LINE

        Computer Motion's HERMES OR Control Center is designed to serve as a centralized and simplified interface for a surgeon to voice-control multiple medical devices in the operating room. HERMES has the potential to increase the effectiveness of a surgical team by enhancing the efficiency and safety of surgical procedures, while reducing operating costs.

        HERMES is comprised of a control unit which is networked with multiple HERMES-compatible devices and is controlled by a surgeon using simple verbal commands or an interactive touch screen pendant. The devices controlled by HERMES currently include the endoscopic camera and light source, insufflator, arthroscopic shaver, VCR, video printer, video frame grabber and Computer Motion's proprietary robotic devices. The HERMES system also provides both visual and digitized voice feedback to the surgical team. The visual feedback is displayed on the endoscopic video monitor and the digitized voice feedback is device-specific. Both feedback features are customizable by a surgeon in real time, allowing a surgeon to modify the amount and type of feedback received.

        To leverage its proprietary voice recognition technology in the arthroscopic and laparoscopic markets, Computer Motion has partnered with Stryker Corporation, a leading manufacturer of endoscopic equipment. Stryker will purchase HERMES on an original equipment manufacturer ("OEM") basis and will market HERMES as an integrated component of several of its laparoscopic and arthroscopic products. Computer Motion is currently performing HERMES functionality testing in human clinical procedures. Several 510(k) submissions relating to HERMES are pending with the FDA. Human clinical evaluation of the product began in January 1998. The Company expects to receive regulatory clearance and to market HERMES through its OEM agreement with Stryker in 1998.

        Computer Motion plans to partner with other leading medical device manufacturers on an OEM basis to expand the number and type of devices to be integrated with HERMES, including the OR table, OR lights, electrocautery devices, various imaging systems and devices for the cardiac catheter laboratory and other medical clinic environments.

ZEUS PRODUCT LINE

        Computer Motion's ZEUS Robotic Surgical System under development is designed to fundamentally improve a surgeon's ability to perform complex, minimally invasive procedures and to enable new, minimally invasive microsurgical procedures that are currently very difficult or impossible with conventional surgical methods. The Company believes that these new minimally invasive surgical procedures will result in reduced patient pain and trauma, fewer complications, lessened cosmetic concerns and shortened convalescent periods, and will increase the number of patients qualified for certain surgical procedures. Additionally, the Company believes that an increase in minimally invasive procedures would result in lower overall healthcare costs to patients, hospitals and healthcare payors.

        ZEUS is comprised of three surgeon-controlled robotic arms, one of which positions an endoscope while the other two hold disposable and reusable surgical instruments. The ZEUS robotic arms can be directly attached to the surgical table to maintain a constant orientation to the patient. A surgeon controls the movement of the robotic arms by manipulating two corresponding robotic instrument handles which are housed in a mobile console. These instrument handles are similar to conventional surgical instrument handles. A surgeon's precise manipulation of the instrument handles is communicated to a proprietary computer controller which filters, scales and translates the movements to the robotic surgical instruments. A surgeon can operate these instrument handles from a comfortable, ergonomic position. The surgeon controls the robotic arm which holds the endoscope through means of simple verbal commands spoken into a headset microphone. A video display of the endoscopic image is placed directly in front of the surgeon, and a second monitor is positioned next to the patient for use by the other members of the surgical team.

        Computer Motion has commenced limited experimental testing with ZEUS at several medical centers and intends in the second half of 1998 to seek approval from the Food and Drug Administration to market ZEUS. Computer Motion intends to sell ZEUS on a direct basis in North America. Computer Motion and Medtronic, Inc., a leading manufacturer of medical devices, have entered into an agreement whereby Medtronic will co-market ZEUS, for cardiovascular applications, in North America, and distribute ZEUS, for cardiac applications, in Europe, the Middle East and Africa.

The Company believes that ZEUS will provide clinicians with the following significant benefits:

Improved Precision. ZEUS incorporates technology that is designed to enable a surgeon to scale his/her movements, allowing manipulation of instruments on a microsurgical scale while utilizing normal hand and arm movements. For instance, in microsurgical procedures which involve extremely small anatomical structures and which utilize sutures ranging from 20 to 40 microns (1/3 to 2/3 the width of a human hair), if a surgeon selects a scaling ratio of 4 to 1, each one inch movement by the surgeon would result in a 1/4 inch movement by the robotic surgical instruments.

Improved Dexterity. ZEUS is designed to enhance a surgeon's performance by enabling robotic manipulation of surgical instruments, as opposed to hand-held instruments which are very difficult or impossible to manipulate manually when performing challenging minimally invasive surgery. For instance, a surgeon can activate and deactivate the instrument handles to further extend his/her range of motion to complete a particular movement, such as suturing, without having to physically contort his/her arms. In addition, in order to gain anatomical access to certain regions of the body in a minimally invasive manner, the instruments must be placed in positions that would be extremely difficult for a surgeon to manipulate manually using conventional minimally invasive surgical techniques due to the distance between the instruments and their relative positions to each other.

Elimination of Involuntary Hand Tremor. ZEUS is designed to hold the surgical instruments and the endoscope in a steady manner, eliminating a surgeon's incidental and unintended hand motions and tremors which are intensified when holding surgical instruments for extended periods of time.

Enhanced Tactile Feedback. ZEUS is designed to provide a surgeon with computerized, scalable feedback which enhances and amplifies the surgeon's sense of touch while grasping delicate tissue as compared to traditional minimally invasive surgical instruments.

Enhanced Visualization. ZEUS incorporates a robotic arm which controls the endoscope to produce a steady, magnified video image which facilitates performance of minimally invasive surgical procedures.

Improved Minimally Invasive Anatomical Access. ZEUS is designed to provide a surgeon with access to confined areas in the body and critical anatomical structures that are currently only accessible by means of highly invasive, open surgical procedures or multiple "less invasive" incisions. In the case of cardiac surgery, these less invasive approaches can require multiple 3 to 5 inch incisions and often involve the removal of rib cartilage. In contrast, ZEUS is designed to provide a surgeon with complete access to the heart through several 3-5 millimeter ports.

Minimized Surgeon Fatigue. ZEUS allows a surgeon to operate the surgical instrument handles in a comfortable, ergonomic position, including sitting down and positioning his/her forearms on armrests. The Company believes these enhanced ergonomics can extend the professional lives of surgeons and increase the efficiency and effectiveness of demanding and lengthy microsurgical procedures.

MANUFACTURING AND SUPPLIERS

         The Company's manufacturing operations are required to comply with the FDA's Quality System Regulations ("QSR"), which address the design, controls, methods, facilities and quality assurance used in manufacturing, packing, storing and installing medical devices. In addition, certain international markets have quality assurance and manufacturing requirements. Specifically, the Company is subject to the compliance requirements of ISO 9001 and 9002 certification and Conformity Europeane ("CE") mark directives which impose certain procedural and documentation requirements with respect to device design, development, manufacturing and quality assurance activities. The Company is in the process of obtaining such certification and will be audited on a semiannual basis for compliance. The Company has a limited history of operations that, to date, have consisted primarily of manufacturing moderate quantities of its AESOP products, and limited quantities of its HERMES and

ZEUS products for clinical investigations. The Company does not have experience manufacturing its products in the volumes that will be necessary to achieve significant commercial sales. The Company may encounter difficulties in scaling up production of its products, in procuring the necessary supply of materials, components and contract services, or in hiring and training additional manufacturing personnel to support domestic and international demand. If the Company is unable to achieve commercial-scale production capability on a timely basis with acceptable quality and manufacturing yield and costs, or to achieve FDA and other governmental approvals, the ability of the Company to deliver products on a timely basis could be impaired.

COMPETITION

        While the Company believes that it is currently the only Company marketing a surgical robot, it is aware that there are other companies working on design and development of both endoscope holding robots and surgical robots, as well as voice control of medical devices. Beyond direct competition, there is significant indirect competition. Many medical conditions that can be treated by the Company's products can also be treated with pharmaceuticals or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use.

MARKETING

        The Company's products are sold throughout the world. Payment terms worldwide are consistent with local practice. Orders are shipped as they are received and, therefore, no material back orders exist. No distributor organization or single customer accounted for more than 10% of 1997 net sales. In the United States, the Company sells directly to hospitals through an employee based sales organization. In Western Europe, the Company is beginning to develop an employee based sales organization which will be principally focused on sales of AESOP in France and Germany. The Company has an agreement with Medtronic, Inc. whereby Medtronic will distribute the Company's ZEUS product for cardiovascular applications on an exclusive basis in Europe, the Middle East and Africa, and provide co-marketing assistance for ZEUS in North America. Throughout the rest of the world the Company uses independent distributor organizations including the Ethicon Endo-Surgery Division of Johnson & Johnson, Inc. Under the Company's OEM agreement with Stryker Corporation, Stryker will distribute the Company's HERMES product for control of various Stryker endoscopic devices on a worldwide basis.

RESEARCH AND DEVELOPMENT

        The Company is focused on the development of new products and improvements to existing products. In addition, research and development expense reflects the Company's efforts to obtain FDA approval of certain products and processes and to maintain the highest quality standards of existing products. The Company's research and development expenses were $4,149,000 (62.8% of net sales), $1,359,000 (33.5% of net sales) and $739,000 (32.5% of net sales) in
1997, 1996 and 1995, respectively.

GOVERNMENT REGULATION

         The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in some instances, by state and foreign governmental authorities. Under the Federal Food, Drug and Cosmetic Act, and regulations thereunder, manufacturers of medical devices must comply with certain policies and procedures that regulate the composition, labeling, testing, manufacturing, packaging and distribution of medical devices. Medical devices are subject to different levels of government approval requirements, the most comprehensive of which require the completion of an FDA approved clinical evaluation program and submission and approval of a pre-market approval ("PMA") application before a device may be commercially marketed. The Company's ZEUS product may be subject to a PMA.

        In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized and it has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA also conducts inspections to determine compliance with both good manufacturing practice regulations and medical device reporting regulations. If the FDA were to conclude that the Company was not in compliance with applicable laws or regulations, it could institute proceedings to detain or seize products, issue a recall, impose operating restrictions, assess civil penalties against employees and recommend criminal prosecution. Furthermore, the FDA could proceed to ban, or request recall, repair, replacement or refund of the cost of, any device manufactured or distributed.

        The FDA also regulates record keeping for medical devices and reviews hospital and manufacturers' required reports of adverse experiences to identify potential problems with FDA cleared devices. Aggressive regulatory action may be taken due to adverse experience reports. FDA device tracking and post-market surveillance requirements are expected to increase future regulatory compliance costs.

        Diagnostic-related groups ("DRG") reimbursement schedules regulate the amount the United States government, through the Health Care Financing Administration ("HFCA"), will reimburse hospitals and doctors for the inpatient care of persons covered by Medicare. Several legislative proposals have been advanced which would restrict future funding increases for these programs. While the Company has been unaware of significant domestic price resistance directly as a result of DRG reimbursement policies, changes in current DRG reimbursement levels could have an adverse effect on its domestic pricing flexibility.

        The Company's business outside the United States is subject to medical device laws in individual foreign countries. These laws range from extensive device approval requirements in some countries to requests for data or certifications in other countries. Generally, regulatory requirements are increasing in these countries. In the European Economic Union ("EEU"), the regulatory systems have been harmonized and approval to market in EEU countries can be obtained through one agency. In addition, government funding of medical procedures is limited and in certain instances being reduced.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

        Protection of the Company's intellectual property is important to the Company's business. The Company maintains a policy of seeking device and method patents on its inventions, acquiring licenses for selected patents of third parties, obtaining copyrights on copyrightable materials and entering into invention and proprietary information agreements with its employees and consultants with respect to technology which it considers important to its business. Computer Motion also files for trademark registration and service mark registration on those marks which may be used in marketing efforts with respect to the products developed, sold and distributed by the Company. Computer Motion also relies upon trade secrets, unpatented know-how and continuing technological innovation to develop and maintain its competitive position.

        The Company currently holds seven issued United States patents and has patent applications pending disclosing concepts generally related to medical devices and methods, medical robotics and speech recognition applications. More particularly, the Company has issued patents protecting several key aspects of its AESOP product line. The Company has patent applications pending disclosing key aspects of its ZEUS Robotic Surgical System, as well as key aspects of its HERMES OR Control Center. The Company has filed corresponding international patent applications on certain of its key United States patent applications.

        There can be no assurance that patents will issue from any of the remaining applications or, if patents are issued, that they will be of sufficient scope to provide meaningful protection of the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company. Notwithstanding the scope of the patent protection available to the Company, a competitor could develop other devices or methods for enabling minimally invasive surgical procedures that do not require the use of robotics, aspects of which are patented by the Company.

        Additionally, there has been substantial litigation regarding patents and other intellectual property rights in the medical device industry. Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued or licensed to the Company, to protect trade secrets or know-how owned by the Company, or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Adverse determinations in litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties and could prevent the Company from manufacturing, selling or using some or all of its products, any of which could have a material adverse affect on the Company's business, financial condition or results of operations. The Company is not currently a party to any patent litigation or other litigation regarding proprietary rights and is not aware of any challenge to its patents or proprietary rights.

PRODUCTS LIABILITY AND INSURANCE

        The medical device industry has historically been subject to significant products liability claims. Such claims could be asserted against the Company in the future for events not known to management at this time. Management has adopted risk management practices, including products liability insurance coverage, which management believes are prudent.

EMPLOYEES

        As of December 31, 1997, the Company had 94 full-time employees including 33 employees in sales and marketing, 39 employees in research and development, 10 employees in production and 12 employees in administration. It has never experienced a work stoppage as a result of labor disputes and none of its employees are represented by a labor organization.

INDUSTRY SEGMENT AND INTERNATIONAL OPERATIONS

        The medical device industry is the single industry segment in which the Company operates. The Company's export net sales were $1,871,000 (28% of revenue), $1,147,000 (28% of revenue) and $350,000 (15% of revenue) in 1997,
1996 and 1995, respectively.

        As the Company's foreign business expands, it will be subject to such special risks as exchange controls, currency devaluation, dividend restrictions, the imposition or increase of import or export duties and surtaxes, and international credit or financial problems. Since its international operations will require the Company to hold assets in foreign countries denominated in local currencies, some assets will be dependent for their U.S. dollar valuation on the values of several foreign currencies in relation to the U.S.
dollar.

OTHER

        The Company is not materially impacted by the effects of inflation and does not expect to be materially impacted by changes required by the effect of the year 2000.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

        The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. These risks could affect the Company's actual future results and could cause them to differ materially from any forward-looking statements made by the Company.

ABSENCE OF PROFITABILITY. The Company has incurred significant losses from its inception and expects to incur significant additional losses as it increases its spending with respect to research and development efforts, clinical trials, manufacturing and distribution. There can be no assurance that the Company will ever achieve significant commercial revenues, particularly from sales of its HERMES or ZEUS product lines, or that the Company will be profitable. There can be no assurance that the Company will not encounter substantial delays or incur unexpected expenses related to the introduction of HERMES and ZEUS, or future products.

RELIANCE ON FUTURE PRODUCTS; UNCERTAINTY OF REGULATORY APPROVAL AND MARKET ACCEPTANCE. The Company has been producing and selling its AESOP products since 1994, but the Company has not received regulatory clearance or approval to market its other products. If regulatory clearance or approval for HERMES and ZEUS is obtained, the Company anticipates that HERMES and ZEUS will comprise a substantial majority of the Company's sales. Accordingly, the Company's future success depends on the successful development, regulatory clearance or approval, commercialization and market acceptance of these products. Even if the Company is successful in obtaining the necessary regulatory clearances or approvals for HERMES and ZEUS, their successful commercialization will depend upon the Company's ability to demonstrate the clinical safety and efficacy, ease-of-use, reliability and cost-effectiveness of such products in a clinical setting. HERMES has only recently begun its initial human clinical applications and ZEUS has not yet been operated in human clinical practice. In order to conduct clinical trials with ZEUS, the Company must submit and obtain approval of an Investigational Device Exemption ("IDE") application. There can be no assurance that the FDA will allow the Company to conduct clinical trials or that ZEUS will prove to be safe and effective in clinical trials under United States or international regulatory requirements or that the Company will not encounter problems in clinical testing that will cause a delay in or prohibit commercialization of ZEUS. Moreover, the clinical trials may identify significant technical or other obstacles to overcome prior to obtaining necessary regulatory or reimbursement approvals, resulting in significant additional product development expense and delays. Even if the safety and efficacy of procedures using HERMES and ZEUS is established, surgeons may elect not to recommend the use of these products for any number of reasons, including inadequate levels of reimbursement. Broad use of the Company's products will require training surgeons and the time and expense required to complete such training could adversely affect market acceptance.

GOVERNMENT REGULATION. The Company's products in the United States are regulated as medical devices by the FDA. The process of obtaining United States regulatory approvals and clearances is lengthy, expensive and uncertain. Commercial distribution of the Company's products in foreign countries is also subject to varying government regulations which may delay or restrict marketing of the Company's products in those countries. In addition, such regulatory authorities may impose limitations on the use of the Company's products. After mid-1998, the Company will be required to obtain the certifications necessary to enable the CE mark to be affixed to the Company's products in order to sell its products in member countries of the European Union. The Company is in the process of obtaining such certification, but there can be no assurance it will be able to do so for all its products in a timely manner. The Company's manufacturing operations are subject to the FDA's QSR and similar regulations in other countries regarding the manufacturing, testing, labeling, record keeping and storage of devices and the failure to maintain compliance would have an adverse effect on the Company and its operations.

INTENSE COMPETITION. The minimally invasive surgery market has been, and will likely continue to be, highly competitive. Many competitors in this market have significantly greater financial resources and experience than the Company. Many medical conditions that can be treated using the Company's systems, particularly ZEUS, can also be treated by pharmaceuticals or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other procedures could make such therapies more effective or less expensive than using the Company's products and could render the Company's technology obsolete or unmarketable. There can be no assurance that physicians will use the Company's products to replace or supplement established treatments or that the Company's products will be competitive with current or future technologies.

LIMITATIONS ON THIRD PARTY REIMBURSEMENT. In the United States, the Company's products would be acquired primarily by medical institutions which then bill various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans for the health care services provided to their patients. Government agencies, certain private insurers and certain other payors generally reimburse hospitals for medical treatment at a fixed rate based on the DRG established by the HCFA. The Company believes that the procedures using AESOP are eligible and that future products will be eligible for reimbursement under existing DRG reimbursement codes. However, Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement. Even if a procedure is covered by DRG, payors may deny reimbursement if they determine that the device used in the treatment was unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication. Many international markets have government managed health care systems that control reimbursement for new products and procedures. In most markets, there are private insurance systems, as well as governmental managed systems, that control reimbursement for new products and procedures. Market acceptance of the Company's products will depend on the availability and level of reimbursement in international markets targeted by the Company. There can be no assurance that the Company will obtain reimbursement in any country within a particular time, or at all.

DEPENDENCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The success of the Company will depend, in part, on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets, and to operate without infringing the proprietary rights of others. The Company seeks to protect its proprietary positions by filing United States and foreign patent applications related to its technology, inventions and improvements that are important to the development of its business. There can be no assurance that the Company's issued patents or any patents that may be issued will not be challenged, invalidated or circumvented in the future. Further, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or internationally. There can be no assurance that the Company will not become subject to patent infringement claims or litigation.

RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT DEVELOPMENT. The market for the Company's products is characterized by rapidly changing technology and new product introductions and enhancements. The Company's success will depend to a significant extent upon its ability to enhance and expand the utility of AESOP and its other products and to develop and introduce additional innovative products that gain market acceptance. The Company maintains research and development programs to continually improve and refine its product offerings and those under development. There can be no assurance, however, that such efforts will be successful or that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products on a timely or cost-effective basis. Moreover, the Company may encounter technical problems in connection with its product development efforts that could delay introduction of new products or product enhancements.

CONTROL BY MANAGEMENT AND DEPENDENCE ON KEY PERSONNEL. The present directors and executive officers of the Company and their affiliates, in the aggregate, beneficially own approximately 30% of the

Company's outstanding common stock. These shareholders, acting together, have the ability to significantly influence the election of the Company's directors and other shareholder actions and, as a result, direct the Company's affairs and business, including delaying or preventing a change in control of the Company.

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

FLUCTUATIONS IN OPERATING RESULTS; MARKET VOLATILITY. The Company's results of operations may vary significantly from quarter to quarter depending upon numerous factors, including the following: delays associated with the FDA and other regulatory approval processes; health care reimbursement policies; timing and results of clinical trials; demand for the Company's products; changes in pricing policies by the Company or its competitors; the number, timing and significance of product enhancements and new products by the Company and its competitors; and product quality issues. The market price of the Company's common stock is likely to be volatile and may be affected by actual or anticipated decisions by the FDA with respect to approvals or clearances of the Company's or competitors' products, actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new commercial products announced or introduced by the Company or its competitors, changes in third party reimbursement policies, developments concerning proprietary rights, conditions and trends in the medical device industry, governmental regulation, changes in financial estimates by securities analysts, and general stock market conditions.

EXPANSION OF MARKETING ACTIVITIES AND LIMITED DISTRIBUTION. The Company anticipates it will significantly increase the number of sales personnel to more fully cover its target markets, particularly as additional products become commercially available. There can be no assurance that the Company will be able to compete effectively in attracting, motivating and retaining qualified sales personnel. The Company currently intends to market and sell its products outside the United States principally through distributors. In order to accomplish this, the Company will be required to significantly expand its distributor network. There can be no assurance that the Company will be able to identify suitable distribution agreements on acceptable terms, if at all, or that such distribution agreements will result in significant sales.

DEPENDENCE ON INDEPENDENT CONTRACT MANUFACTURERS; LIMITED MANUFACTURING EXPERIENCE. The Company relies on independent contract manufacturers, some of which are single source suppliers, for the manufacture of the principal components of AESOP. Shortages of raw materials, production capacity constraints or delays on the part of the Company's contract manufacturers could negatively affect the Company's ability to ship products and derive revenue. The Company does not have experience manufacturing its products in commercial quantities. The Company's manufacturing experience to date has been focused primarily on assembling components produced by third party manufacturers for its AESOP product. The Company's manufacturing activities to date with respect to HERMES and ZEUS have consisted primarily of manufacturing a limited number of prototypes. In scaling up manufacturing of new products, the Company may encounter difficulties involving quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel and compliance with FDA QSR requirements. The Company may elect to internally manufacture components currently provided by third parties or to implement new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by a transition to in-house production or to new production processes if such efforts are undertaken.

RISK OF PRODUCT LIABILITY CLAIMS. The Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury or death. The Company also faces the possibility that defects in the design or manufacture of the Company's products might necessitate a product recall. There can be no assurance that the Company will not experience losses due to product liability claims or recall in the future. The Company currently maintains product liability insurance with coverage limits of $5,000,000. There can be no assurance that these coverage limits will be adequate.

MANAGEMENT OF GROWTH. The Company's growth will continue to place significant demands on the Company's management and resources. In order to compete effectively against current and future competitors, prepare products for clinical trials and develop future products, the Company believes it must continue to expand its physical operations, particularly in the areas of research and development and sales and marketing. It is likely that the Company will be required to implement additional operating and financial controls, hire and train additional personnel, install additional reporting and management information systems and expand its physical operations. The Company's future success will depend, in part, on management's ability to manage future growth and there can be no assurance that these efforts will be successful.

ADVERSE IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE. The exercise of existing stock options and warrants, totaling approximately 3,360,000 shares, of which approximately 2,187,000 were exercisable at December 31, 1997, would have a dilutive effect on the interests of current investors.

ITEM 2. PROPERTIES

        The Company leases approximately 28,000 square feet of office and manufacturing space in an office park in Goleta, California and a small sales office in Strasbourg, France. The Company is currently looking to expand its leased space in Goleta.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

        Information on executive officers is set forth below:

NAME                             AGE                               POSITION
----                             ---                               --------
Robert W. Duggan                  53       Chairman of the Board and Chief Executive Officer
Yulun Wang                        37       Chief Technical Officer, Founder and Director
Stephen L. Wilson                 45       Executive Vice President, Chief Financial Officer and
                                           Secretary
Kermit R. (Kerry) Pope, Jr.       52       Executive Vice President of Sales and Marketing
John M. Greathouse                36       Vice President of Business Development
David A. Stuart                   42       Vice President of Operations

        ROBERT W. DUGGAN has been Chief Executive Officer since October 1997, and Chairman of the Board of Directors since 1990. Mr. Duggan has been a private venture investor for more than 25 years, and has participated as a director of, investor in and advisor to numerous small and large businesses in the medical equipment, computer local and wide area network, PC hardware and software distribution, digital encryption, consumer retail goods and outdoor media communications industries. He has also assisted in corporate planning, capital formation and management for his various investments. He is a member of the University of California, Santa Barbara Foundation Board of Trustees, as well as the University's Engineering Steering Committee. Formerly, Mr. Duggan served as a Board of Trustee for the Santa Barbara Museum of Art and the Santa Barbara Symphony.

        YULUN WANG, PH.D., has been Chief Technical Officer of the Company since January 1996, and a Director since 1990, and has served in numerous other capacities since he founded the Company in 1989.

        STEPHEN L. WILSON joined the Company as Executive Vice President, Chief Financial Officer and Secretary in June 1997. Prior to joining the Company, Mr. Wilson had served as the Vice President of Finance and Chief Financial Officer of St. Jude Medical Inc., a medical device manufacturer, since 1990.

        KERRY R. POPE, JR. joined the Company in May 1997 as Executive Vice President of Sales and Marketing. Prior to joining the Company, Mr. Pope served as a Vice President of Baxter Healthcare's Vascular Systems Division since 1994. Prior to that, Mr. Pope served in several sales related capacities at Vitaphore Corporation, a manufacturer of collagen-based medical devices, since 1986.

        JOHN M. GREATHOUSE joined the Company as Director of Finance in 1993 and has served as the Company's Vice President of Business Development since February 1997. Prior to joining the Company, Mr. Greathouse served as Manager of Corporate Development with Mitchell Humphrey & Co., a developer of financial software, from 1990 to 1993.

        DAVID A. STUART joined the Company as Vice President of Operations in June 1996. From 1992 to 1996, Mr. Stuart served as Director of Materials at Quantum Corporation, a disk drive manufacturer. Previously, he was Director of Materials and Manager of Manufacturing Finance for LTX Corporation, a manufacturer of semi-conductor test equipment.


                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

        The Company's common stock is quoted on the Nasdaq National Market under the symbol "RBOT." The high and low sale prices for the Company's common stock during 1997 (from August 12, 1997, the date trading in the stock commenced) are set forth below.

      Year Ended December 31, 1997                                 High          Low
                                                                   ----          ---
      First Quarter.............................................    N/A           N/A
      Second Quarter............................................    N/A           N/A
      Third Quarter (commencing August 12, 1997)................  $15.00        $13.38
      Fourth Quarter............................................  $13.63        $7.88

        The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Like the stock prices of other medical device companies, the market price of the Company's common stock has been and will be, subject to significant volatility. Factors such as reports on the clinical efficacy and safety of the Company's products, government approval status, fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, changes in estimates of the Company's performance by securities analysts, failure to meet securities analysts' expectations and developments with respect to patents or proprietary rights, may have a significant effect on the market price of the common stock. In addition, the price of the Company's common stock could be affected by stock price volatility in the medical device industry or the capital markets in general without regard to the Company's operating performance.

        The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by the Company's Board of Directors and will depend on the Company's financial condition, results of operations and other factors deemed relevant by its Board of Directors at the time. As of March 23, 1998, there were approximately 2,000 stockholders of record.

        The Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission (Registration No. 33-29505) for 2,875,000 shares of its common stock was declared effective on August 11, 1997. Proceeds from the offering, net of underwriting discounts and commissions and direct offering expenses, were $36,740,000. During the quarter ended December 31, 1997, the Company used $2,845,000 of these proceeds. The proceeds were principally used to support the cash loss from operations of $2,019,000, increase working capital by $487,000 and purchase property and equipment for $382,000. The remaining proceeds of the offering have been invested in short-term investment grade debt securities. Proceeds from the offering will continue to be used to fund the Company's operating losses and capital requirements.

        The following is a summary of transactions by the Company during 1997 involving sales of the Company's securities that were not registered under the Securities Act:

        During 1997, the Company issued 11,437 shares of its common stock to five providers of services to the Company and 242,810 shares of its Series E preferred stock together with an equal number of warrants to purchase its common stock to 39 accredited investors. Subsequently, the number of shares of common stock into which the Series E preferred stock is convertible was increased to 303,484 by an adjustment to the conversion ratio. The warrants to purchase common stock underwent a similar adjustment and are now exercisable for 303,484 shares of common stock at an exercise price of $7.71 per share. The aggregate consideration for the Series E preferred stock issued during 1997 totaled $2,341,000.

        In March 1997, Medtronic, Inc. invested $4,000,000 in the Company in the form of a convertible loan bearing interest at a rate equal to prime plus 1%. Such loan was converted into 363,743 shares of common stock on August 11, 1997. In connection with the issuance of this convertible loan, Medtronic was granted an option to purchase shares of the Company's common stock at a price equal to the public offering price in the Company's initial public offering. On August 11, 1997, Medtronic exercised such option and purchased 76,805 shares of the Company's common stock for $13.02 per share.

        In June 1997, Stephen L. Wilson purchased 32,417 shares of common stock for $4.57 per share pursuant to the terms of his employment agreement with the Company.

        Exemption from the registration requirement of the Act for the transactions described above is claimed under Section 4(2) of the Act, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide. No underwriting fees or broker's commissions were paid in connection with the foregoing transactions.

ITEM 6. SELECTED FINANCIAL DATA

        The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Company's consolidated financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1997 Annual Report to Shareholders. The selected financial data is derived from consolidated financial statements that have been audited by Arthur Andersen LLP, independent auditors.


                                                   Year Ended December 31,
                           ----------------------------------------------------------------------------
                               1997             1996            1995            1994         1993(1)
                           ------------    ------------    --------------  -------------   ------------
Revenue                    $  6,611,000    $  4,057,000    $  2,271,000    $    607,000    $     66,000
Net loss                   ($ 9,219,000)   ($ 4,559,000)   ($ 3,590,000)   ($ 3,244,000)   ($   874,000)
Net loss per share basic
  and diluted                    ($2.12)         ($2.68)         ($2.12)         ($1.90)         ($0.54)
Weighted average common
  shares outstanding          4,343,000       1,701,000       1,691,000       1,706,000       1,629,000
Total assets
                           $ 37,313,000    $  3,489,000    $  2,017,000    $  4,699,000    $    595,000
Long-term liabilities      $         --    $  9,132,000    $    605,000    $    126,000    $      2,000
                           ----------------------------------------------------------------------------

----------
(1) In 1993, the Company changed its fiscal year-end from March 31 to December
    31. Therefore, 1993 includes only nine months of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 14 through 18 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated Financial Statements of the Company and Report of Independent Auditors set forth on pages 18 through 28 of the Company's 1997 Annual Report to Shareholders are incorporated herein by reference:

        Consolidated Statements of Operations - Years ended December 31, 1997, 1996 and 1995 Consolidated Balance Sheets - December 31, 1997 and 1996

        Consolidated Statements of Shareholders' Equity (Deficit) - Years ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

        Notes to Consolidated Financial Statements

        Report of Independent Auditors

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information set forth under the caption "Election of Directors" in the Company's definitive proxy statement dated March 26, 1998, is incorporated herein by reference. Information on executive officers is set forth in Part I,
Item 4A hereto.

ITEM 11.  EXECUTIVE COMPENSATION

        The information set forth under the caption "Executive Compensation and Other Information" in the Company's definitive proxy statement dated March 26, 1998, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy statement dated March 26, 1998, is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the caption "Election of Directors" in the Company's definitive proxy statement dated March 26, 1998, is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     List of documents filed as part of this Report

        (1) Financial Statements

        The following Consolidated Financial Statements of the Company and Report of Independent Auditors as set forth on pages 18 through 28 of the Company's 1997 Annual Report to Shareholders are incorporated herein by reference:

        Consolidated Statements of Operations -Years ended December 31, 1997, 1996 and 1995

        Consolidated Balance Sheets - December 31, 1997 and 1996

        Consolidated Statements of Shareholders' Equity (Deficit) - Years ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

        Notes to Consolidated Financial Statements

        Report of Independent Auditors

        (2) Financial Statement Schedule

        The following financial statement schedule is filed as part of this
Report:

         SCHEDULE                                                              PAGE
          NUMBER                           DESCRIPTION                        NUMBER
          ------                           -----------                        ------
            II                  Valuation and Qualifying Accounts               20
---------------------------------------------------------------------------------------------

        The report of the Company's Independent Auditors with respect to the above-listed financial statement schedule appears on page 19 of this Report.

        All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable.

          (3)   Exhibits

      Exhibit
        No.                       Description
        ---                       -----------
        3.1     Second Amended and Restated Certificate of Incorporation.*

        3.2     Bylaws of the Company.*

       10.1     Computer Motion, Inc. Tandem Stock Option Plan..*

       10.2     Computer Motion, Inc. 1997 Stock Incentive Plan.*

       10.3     Development and Supply Agreement between the Stryker Endoscopy
                Division of Stryker Corporation and the Company dated August 21,
                1996.*(1)

       10.4     Series D Convertible Preferred Stock and Warrant Purchase
                Agreement dated as of August 24, 1994 between Chase Manhattan
                Capital Corporation and the Company.*

       10.5 Registration Agreement between the Company and certain shareholders.*

       10.6     Stockholders Agreement dated August 24, 1994 between Chase
                Manhattan Capital Corporation, the Company and the Executives designated therein.*

       10.7     Sales Agreement between the Company and Medtronic, Inc. dated
                May 28, 1997.* (1)

       10.8     Secured Convertible Debenture of the Company to Medtronic, Inc.
                dated March, 19, 1997.*

       10.9     Form of Bridge Financing Agreements.*

       10.10 Form of Warrant to Purchase Common Stock issued in connection with Bridge Financing.*

       10.11 Purchaser Representation and Subscription Agreement relating to the Company's Series E Preferred Stock and Warrant to Purchase
                Common Stock.*

       10.12    Form of Redeemable Warrant to Purchase Common Stock of the
                Company issued in conjunction with the Company's Series E
                Preferred Stock.*

       10.13    Business Agreement between the Company and Bulova Technologies,
                L.L.C. dated February 18, 1997.*(1)

       10.14    Lease between the Company and University Business Center
                Associates dated March 1, 1994 and amendment thereto dated
                October 19, 1996.*

       10.15 Form of Indemnification Agreement for Officers and Directors of the Company.*

       10.16    Agreement relating to the Company's employment of Stephen L.
                Wilson.*

       10.17    Stock Purchase Agreement between the Company and Medtronic Asset
                Management, Inc. dated as of August 11, 1997.

       10.18 Computer Motion, Inc. Employee Stock Purchase Plan, as amended through September 30, 1997.

       10.19    Leases between the Company and University Business Center
                Associates dated as of September, 1997.

       13.1     Management's Discussion and Analysis of Financial Condition and
                Results of Operations and Consolidated Financial Statements from the 1997 Annual Report to Shareholders.

       21.1     Subsidiaries of the Company..

       23.1     Consent of Arthur Andersen LLP.

       27.1     Financial Data Schedule.

----------------------

 * Incorporated by reference to the Company's Form S-1 Registration Statement No. 333-29505 declared effective August 11, 1997.

(1) Registrant has sought confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

(b)     Reports on Form 8-K

        None

(c)     Exhibits

        See Item 14(a)(2) of this Report.

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               COMPUTER MOTION, INC.


March 26, 1998                 /s/   Robert W. Duggan
-------------------------      -------------------------------------------------
Date                           Robert W. Duggan
                               Chairman and Chief Executive Officer
                               (Principal Executive Officer)


March 26, 1998                 /s/   Stephen L. Wilson
-------------------------      -------------------------------------------------
Date                           Stephen L. Wilson
                               Executive Vice President, Chief Financial Officer
                               and Secretary (Principal Financial and
                               Accounting Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/   Daniel R. Doiron                      Director                  March 26, 1998
--------------------------------
Daniel R. Doiron

/s/   Robert W. Duggan                      Director                  March 26, 1998
--------------------------------
Robert W. Duggan

/s/   W. Peter Geis                         Director                  March 26, 1998
--------------------------------
W. Peter Geis

/s/   M. Jacqueline Eastwood                Director                  March 26, 1998
--------------------------------
M. Jacqueline Eastwood

/s/   William D. Williams                   Director                  March 26, 1998
--------------------------------
William D. Williams

/s/   Yulun Wang                            Director                  March 26, 1998
--------------------------------
Yulun Wang

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors of
    Computer Motion, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Computer Motion, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 1998. Our audits were made for the purpose of performing an opinion on those statements taken as a whole. The schedule listed in the index above is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subject to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/  Arthur Andersen LLP

Woodland Hills, California
February 5, 1998

                              COMPUTER MOTION, INC.
                          YEAR ENDED DECEMBER 31, 1997


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                  BALANCE AT
                                   BEGINNING                                         BALANCE AT
         DESCRIPTION               OF PERIOD       ADDITIONS       DEDUCTIONS      END OF PERIOD
------------------------------    ------------    -------------    ------------    ---------------
Year ended December 31, 1997
  Allowance for doubtful
  accounts                          $75,000         $28,000          $41,000          $62,000

Year ended December 31, 1996
  Allowance for doubtful
  accounts                            5,000         118,000           48,000           75,000

Year ended December 31, 1995
  Allowance for doubtful
  accounts                            5,000             -                -              5,000