Form 10-Q
period 1998-03-31
COMPUTER MOTION INC
filed 1998-05-07
CIK 906829

                                    FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998



                        COMMISSION FILE NUMBER 000-22755



                              COMPUTER MOTION, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified on in its charter)



                DELAWARE                                        77-0458805
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification Number)


                               130-B CREMONA DRIVE
                                GOLETA, CA 93117
--------------------------------------------------------------------------------
                    (Address of principal executive offices)



                                 (805) 968-9600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check /X/ whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X] No [ ]

As of May 1, 1998 there were 7,932,000 shares of the Registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              COMPUTER MOTION, INC.
                            CONDENSED BALANCE SHEETS

                                                                       March 31, 1998     December 31, 1997
                                                                        (Unaudited)             (1)
                                                                       --------------     -----------------
ASSETS
Current assets:
     Cash and cash equivalents                                          $ 19,964,000       $ 22,555,000
     Marketable securities                                                10,324,000         10,179,000
     Accounts receivable                                                   2,085,000          1,804,000
     Inventory                                                             1,541,000            992,000
     Prepaid expenses                                                        291,000            283,000
                                                                        ------------       ------------
Total current assets                                                      34,205,000         35,813,000
Plant and equipment, net                                                   1,437,000          1,108,000
Other assets                                                                 465,000            392,000
                                                                        ------------       ------------
Total assets                                                            $ 36,107,000       $ 37,313,000
                                                                        ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $  1,665,000       $  1,218,000
     Accrued expenses                                                      1,266,000          1,039,000
     Capital lease obligations                                               120,000            141,000
                                                                        ------------       ------------
Total current liabilities                                                  3,051,000          2,398,000

Shareholders' equity:
     Preferred stock, $.001 par value; authorized-5,000,000 shares                --                 --
     Common stock, $.001 par value; authorized 25,000,000 shares
         outstanding - 7,916,316 and 7,670,589 shares                          8,000              8,000
     Additional paid-in capital                                           59,065,000         58,341,000
     Deferred compensation expense                                        (1,634,000)        (1,781,000)
     Accumulated deficit                                                 (24,383,000)       (21,653,000)
                                                                        ------------       ------------
Total shareholders' equity                                                33,056,000         34,915,000
                                                                        ------------       ------------
Total liabilities and shareholders' equity                              $ 36,107,000       $ 37,313,000
                                                                        ============       ============

(1) Derived from audited financial statements for the year ended December 31, 1997. See notes to condensed financial statements.

                              COMPUTER MOTION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     Three Months Ended
                                                           March 31,
                                                -------------------------------
                                                   1998                1997
                                                -----------         -----------
Revenue                                         $ 2,077,000         $ 1,373,000

Cost of revenue                                     893,000             651,000
                                                -----------         -----------

Gross profit                                      1,184,000             722,000
Selling, general and administrative
   expense                                        2,575,000           1,338,000

Research and development expense                  1,745,000             558,000
                                                -----------         -----------

Loss from operations                             (3,136,000)         (1,174,000)

Other expense (income)                             (413,000)            356,000
                                                -----------         -----------

Loss before income taxes                         (2,723,000)         (1,530,000)

Provision for taxes                                   7,000                  --
                                                -----------         -----------

Net loss                                        ($2,730,000)        ($1,530,000)
                                                ===========         ===========
Weighted average shares outstanding used
   to compute net loss per share                  7,792,000           1,744,000
                                                ===========         ===========

Net loss per share - basic and diluted             ( $ .35)         ($      .88)
                                                ===========         ===========



See notes to condensed financial statements.

                              COMPUTER MOTION, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                               ---------------------------------
                                                                                   1998                 1997
                                                                               ------------         ------------
Cash flows from operating activities:
Net loss                                                                         (2,730,000)        ($ 1,530,000)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization                                                        87,000               92,000
Provision for doubtful accounts                                                      43,000              (22,000)
Common stock issued for services                                                     24,000                   --
Financing costs attributable to fixed conversion feature of a
    convertible debenture and warrants issued with debt                                  --              230,000
Compensation expense for stock options, warrants and common stock
     issued below fair market value                                                 169,000               26,000
Decrease in working capital                                                        (208,000)            (189,000)
                                                                               ------------         ------------

Net cash used by operating activities                                            (2,615,000)          (1,393,000)

Cash flows from investing activities:
Purchase of plant and equipment                                                    (414,000)             (45,000)
Net proceeds from short-term investments                                           (145,000)                  --
                                                                               ------------         ------------
Net cash used by investing activities                                              (559,000)             (45,000)

Cash flows from financing activities:
Proceeds from issuance of debt                                                           --            4,227,000
Repayment of debt                                                                   (21,000)          (1,430,000)
Proceeds from common stock and warrant issuance, net of expense                      40,000               49,000
Proceeds from preferred stock issuance                                                   --            2,215,000
Investment in sales-type lease                                                      (75,000)             (69,000)
Proceeds from stock option exercises                                                639,000                   --
                                                                               ------------         ------------
Net cash provided by financing activities                                           583,000            4,992,000
                                                                               ------------         ------------

Increase/decrease in cash and cash equivalents                                   (2,591,000)           3,554,000

Cash and cash equivalents at beginning of period                                 22,555,000              432,000
                                                                               ------------         ------------


Cash and cash equivalents at end of period                                     $ 19,964,000         $  3,986,000
                                                                               ============         ============



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

         The operating results of the interim periods presented are not necessarily indicative of the results expected for the year ending December 31, 1998 or for any other interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

NOTE 2.       NET LOSS PER SHARE

         Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share," requires presentation of both basic and diluted net loss per share in the financial statements. The Company's basic net loss per share is the same as its diluted net loss per share because inclusion of outstanding stock options and warrants in the calculation is antidilutive. Net loss per share is based on the weighted average number of common shares outstanding. Under SFAS No. 128, outstanding shares no longer include the dilutive effect of common shares issued, or issuable pursuant to the exercise of warrants issued or options granted, during the 12 months immediately preceding the Company's initial public offering.

NOTE 3.       INITIAL PUBLIC OFFERING

         The Company closed its initial public offering (IPO) of 2,500,000 shares of common stock at a price of $14.00 per share in August 1997. In September 1997, the underwriters exercised an option to purchase an additional 375,000 shares of common stock at $14.00 per share. Net proceeds of approximately $37,000,000 were received by the Company. All shares of convertible preferred stock were converted to common stock upon the IPO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This report contains forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially due to factors that include, but are not limited to, the risks discussed herein under "Risk Factors That May Affect Future Results" as well as those discussed in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

         The Company's current commercial product, AESOP(R), is a Food and Drug Administration ("FDA") cleared, robotic endoscope positioning system. AESOP allows direct surgeon control of the endoscope through simple verbal commands, eliminating the need for a member of a surgical staff to manually control the camera while providing a more stable and sustainable endoscopic image. The Company believes that AESOP is the world's first FDA-cleared robot and first voice control interface for a surgical device. Over 350 AESOP units have been sold worldwide, which the Company believes have been used to perform over 35,000 procedures.

         The Company's ZEUS(TM) Robotic Surgical System is designed to fundamentally improve a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive surgical procedures, including fully endoscopic multivessel coronary artery bypass grafts ("E-CABG(TM)"), which are currently very difficult or impossible to perform. ZEUS is comprised of three surgeon-controlled robotic arms, one of which positions the endoscope and two of which manipulate surgical instruments. The Company believes that ZEUS will improve a surgeon's dexterity and precision and enhance visualization of, and access to, confined operative sites. The Company also believes that new minimally invasive surgical procedures performed with ZEUS will result in reduced patient pain and trauma, fewer complications, lessened cosmetic concerns and shortened convalescent periods and will increase the number of patients qualified for certain surgical procedures. In addition, the Company believes that an increase in minimally invasive procedures will result in lower overall healthcare costs to providers, payors and patients. The Company has commenced limited pre-clinical testing in several medical centers and intends to seek clearance from the FDA to market ZEUS(TM) in the United States later this year.

         The Company's HERMES(TM) OR Control Center is designed to enable a surgeon to directly control multiple OR devices, including various laparoscopic, arthroscopic and video devices, as well as the Company's robotic devices, through simple verbal commands. HERMES is also designed to provide standardized visual and digitized voice feedback to a surgical team. The Company believes that the enhanced control and feedback provided by HERMES has the potential to improve safety, increase efficiency, shorten procedure times and reduce costs. The Company is currently performing HERMES functionality testing in human clinical procedures. Four 510(k) market clearance submissions relating to HERMES have been approved by the FDA and two are pending with the FDA. The Company expects to commence marketing of HERMES through its OEM agreement with Stryker Corporation in the third quarter of this year.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 compared to the Three Months Ended March 31, 1997.

         Revenue. Revenue increased $704,000 (51%) to $2,077,000 for the three months ended March 31, 1998 from $1,373,000 for the same period in 1997. The increase resulted from a 22% ($277,000) increase in AESOP sales from the first quarter 1997 to the first quarter 1998. Although AESOP unit sales were down by 14%, average selling prices increased by 45% and were favorably impacted by the commercial introduction of an enhanced version of AESOP (the "AESOP 3000") in the fourth quarter of 1997. The first quarter of 1998 included $239,000 of initial revenue related to the Company's HERMES OR Control Center under its original equipment agreement with Stryker Corporation, and $187,000 of increased development related revenue for the Company's ZEUS product line.

         Gross Profit. Gross profit increased $462,000 (64%) to $1,184,000 for the three months ended March 31, 1998 from $722,000 for the same period in 1997. Gross margin increased to 57.0% in the first quarter of 1998 as compared to 52.6% in the first quarter of 1997. The increase in gross margin was primarily due to increased AESOP average selling prices.

         Selling, General and Administrative. Selling, general and administrative expense increased $1,237,000 (92%) to $2,575,000 for the three months ended March 31, 1998 from $1,338,000 for the same period in 1997. The increase was due mainly to the addition of sales and marketing personnel as the Company expanded its domestic sales force and product management capability, related recruiting and relocation costs, higher commissions on increased AESOP sales, and higher travel and business related expenses, as well as amortization of non-cash compensation charges related to the grant of stock, warrants and stock options of $169,000 in the first quarter of 1998. The Company expects selling, general and administrative expenses to increase in future periods as it continues to expand its sales and marketing capability.

         Research and Development. Research and development expenses increased $1,187,000 (213%) to $1,745,000 for the three months ended March 31, 1998 from $558,000 for the same period in 1997, primarily as a result of increased research and development efforts with respect to HERMES and ZEUS, as well as for pre-clinical and clinical trial activity. The Company expects research and development expenditures to increase in future periods as it continues to develop its technologies and conduct clinical trials.

         Other Income/Expense. Other income of $413,000 for the three months ended March 31, 1998 compared to other expense of $356,000 for the same period in 1997. Other income for the first quarter of 1998 was principally interest income earned on the proceeds received from the Company's initial public offering which was completed in August, 1997. Other expense in the first quarter of 1997 included the amortization of $230,000 of interest cost related to a fixed conversion feature of a convertible debenture and warrants issued with notes payable to shareholders. The Company expects other income to decrease in future periods as cash is utilized to fund operations.

FINANCIAL CONDITION

         Since its inception, the Company's expenses have exceeded its revenues, resulting in an accumulated deficit of $24,383,000 as of March 31, 1998. Until its initial public offering in August 1997, the Company had primarily relied on proceeds from issuance of preferred and common stock and bridge debt financing to fund its operations.

         During the third quarter of 1997 the Company filed an S-1 registration statement with the Securities and Exchange Commission (Registration No. 333-29505, effective August 11, 1997) for 2,875,000 shares of its common stock and on August 15, 1997 the Company completed its initial public offering by selling 2,500,000 shares of its common stock at $14.00 per share, less underwriting discounts and commissions of $.98 per share, to its underwriters, Montgomery Securities and Piper Jaffray Inc. The Company received net proceeds of $32,550,000 from this sale before deducting offering expenses. Effective upon the closing of the IPO, all of the outstanding shares of convertible preferred stock of the Company were converted into 2,344,387 shares of common stock.

         In September 1997, the underwriters exercised their option to purchase an additional 375,000 shares of common stock directly from the Company at a price of $14.00 per share, less underwriting discounts and commissions of $.98 per share. The Company received net proceeds of $4,883,000 from this sale before deducting offering expenses.

         In conjunction with completing the IPO, the Company incurred total direct offering expenses of approximately $727,000. Total net proceeds to the Company from the IPO and the exercise of the over-allotment option, after deducting underwriting discounts and commissions and total direct offering expenses, was $36,706,000.

         In 1997, the Company used $3,250,000 of the net proceeds from the IPO for repayment of certain outstanding indebtedness. and $490,000 to make capital purchases. In the first quarter 1998, the Company made capital expenditures totaling $414,000. Proceeds from the IPO are also funding the Company's current operating losses. The remaining net proceeds of the IPO of approximately $29,000,000 have been invested in short-term investment grade debt securities.

         At March 31, 1998, the Company's current ratio (current assets divided by current liabilities) was 11.2 to 1 versus 14.9 to 1 at December 31, 1997, reflecting the use of initial public offering proceeds.

         For the three months ended March 31, 1998, the Company had net cash used in operating activities of $2,615,000 primarily attributable to the net loss partially offset by depreciation and amortization expense and amortization of deferred compensation expense.

         For the three months ended March 31, 1998, cash outflows from purchases of plant and equipment was $559,000. The Company currently has no material commitments for capital expenditures, but is planning to procure additional leased space in anticipation of continued business growth.

         For the three months ended March 31, 1998, net cash provided by financing activities of $583,000 was almost entirely attributable to proceeds from stock option exercises of $639,000, offset somewhat by $21,000 repayment of debt.

         The Company's operations to date have consumed substantial amounts of cash, and the Company expects its capital and operating expenditures to continue to increase. The Company believes that the net proceeds of its initial public offering should be adequate to fund its expected operating losses and satisfy its capital requirements through 1999. The Company's need for additional financing will depend upon numerous factors, including, but not limited to, the extent and duration of the Company's future operating losses, the level and timing of future revenues and expenditures, the progress and scope of clinical trials, the timing and costs required to receive both United States and international governmental approvals or clearances, market acceptance of new products, the results and scope of ongoing research and development projects, the costs of training physicians to become proficient in the use of the Company's products and procedures, and the cost of developing marketing and distribution capabilities. To the extent that existing resources are insufficient to fund the Company's activities, the Company may seek to raise additional funds through public or private financing. There can be no assurance that additional financing, if required, would be available on acceptable terms, if at all. If adequate funds are not available, the Company's business, financial condition and results of operations would be materially adversely affected.

RISK FACTORS

         The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion summarizes some of these risks which could affect the Company's actual future results and could cause them to differ materially from any forward-looking statements made by the Company.

         The Company has a limited operating history and has not yet made a profit. The HERMES and ZEUS product lines are important to the Company's future success and neither product has achieved complete regulatory approval, or market acceptance. Government regulation of the medical device industry is strict and regulatory approvals are generally lengthy, expensive and uncertain. There are alternative treatments and procedures to using the

Company's products. The Company's products are subject to rapid technological change and the success of the Company, in part, is based on its ability to obtain patent protection for its products. The Company is dependent on sole source suppliers for principal components of its AESOP product line. The Company's anticipated growth will place significant demands on the Company's management and resources, particularly in research and development, sales and marketing and manufacturing. A more detailed discussion of factors that could affect the Company's future results can be found in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

PART II      OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Reference is made to the discussion of the use of proceeds of the Company's initial public offering under the caption "Financial Condition" in Management's Discussion and Analysis.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits:

      10.18.1 - Computer Motion, Inc. Employee Stock Purchase Plan, as restated on April 21, 1998
         27.1 - Financial data schedule

b) No Reports on Form 8-K were filed during the quarter ended March 31, 1998.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:      May 6, 1998                     COMPUTER MOTION, INC.



                                           By:  /s/   Stephen L. Wilson
                                                --------------------------------
                                                STEPHEN L. WILSON
                                                Executive Vice President, Chief
                                                Financial Officer and Secretary
                                                (Principal Financial and
                                                Accounting Officer)