Form 10-Q
period 1998-06-30
COMPUTER MOTION INC
filed 1998-08-10
CIK 906829

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDING JUNE 30, 1998


                        Commission File Number 000-22755
                                               ---------


                              COMPUTER MOTION, INC.
   --------------------------------------------------------------------------
            (Exact name of registrant as specified on in its charter)


                 Delaware                            77-0458805
        ------------------------------        ----------------------
        (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)        Identification Number)


                               130-B Cremona Drive
                                Goleta, CA 93117
   --------------------------------------------------------------------------
                    (Address of principal executive offices)


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

As of July 30, 1998 there were 8,006,000 shares of the Registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              COMPUTER MOTION, INC.
                            CONDENSED BALANCE SHEETS

                                                                       June 30, 1998      December 31,1997
                                                                        (Unaudited)               (1)
                                                                        ------------         ------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $ 17,950,000         $ 22,555,000
   Marketable securities                                                   8,703,000           10,179,000
   Accounts receivable                                                     1,912,000            1,804,000
   Inventory                                                               2,490,000              992,000
   Prepaid expenses                                                          246,000              283,000
                                                                        ------------         ------------
Total current assets                                                      31,301,000           35,813,000
Plant and equipment, net                                                   1,769,000            1,108,000
Other assets                                                                 480,000              392,000
                                                                        ------------         ------------
Total assets                                                            $ 33,550,000         $ 37,313,000
                                                                        ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $  1,560,000         $  1,218,000
   Accrued expenses                                                        1,345,000            1,039,000
   Capital lease obligations                                                 101,000              141,000
                                                                        ------------         ------------
Total current liabilities                                                  3,006,000            2,398,000

Shareholders' equity:
   Preferred stock, $.001 par value; authorized 5,000,000 shares                  --                   --
   Common stock, $.001 par value; authorized 25,000,000 shares
      outstanding - 7,967,155 and 7,670,589 shares                             8,000                8,000
   Additional paid-in capital                                             59,388,000           58,341,000
   Deferred compensation expense                                          (1,464,000)          (1,781,000)
   Accumulated deficit                                                   (27,388,000)         (21,653,000)
                                                                        ------------         ------------
Total shareholders' equity                                                30,544,000           34,915,000
                                                                        ------------         ------------
Total liabilities and shareholders' equity                              $ 33,550,000         $ 37,313,000
                                                                        ============         ============


(1) Derived from audited financial statements for the year ended December 31, 1997.

    See notes to condensed financial statements.

                       COMPUTER MOTION, INC.
                 CONDENSED STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                       Three Months Ended                       Six Months Ended
                                                            June 30                                 June 30
                                                -------------------------------         -------------------------------
                                                    1998                 1997              1998                1997
                                                -----------         -----------         -----------         -----------

Revenue                                         $ 2,274,000         $ 1,483,000         $ 4,351,000         $ 2,856,000

Cost of revenue                                     951,000             724,000           1,844,000           1,375,000
                                                -----------         -----------         -----------         -----------

Gross profit                                      1,323,000             759,000           2,507,000           1,481,000

Selling, general and administrative
   expense                                        2,865,000           2,340,000           5,441,000           3,677,000

Research and development expense                  1,840,000             788,000           3,585,000           1,346,000
                                                -----------         -----------         -----------         -----------

Loss from operations                             (3,382,000)         (2,369,000)         (6,519,000)         (3,542,000)

Other expense (income)                             (384,000)          1,011,000            (797,000)          1,367,000
                                                -----------         -----------         -----------         -----------

Loss before income taxes                         (2,998,000)         (3,380,000)         (5,722,000)         (4,909,000)

Provision for taxes                                   6,000                  --              13,000               1,000
                                                -----------         -----------         -----------         -----------

Net loss                                        ($3,004,000)        ($3,380,000)        ($5,735,000)        ($4,910,000)
                                                ===========         ===========         ===========         ===========

Weighted average shares outstanding used
   to compute net loss per share                  7,941,000           1,925,000           7,803,000           1,834,000
                                                ===========         ===========         ===========         ===========

Net loss per share - basic and diluted          ($     0.38)        ($     1.76)        ($     0.73)        ($     2.68)
                                                ===========         ===========         ===========         ===========

See notes to condensed financial statements.

                       COMPUTER MOTION, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                                        Six Months Ended
                                                                                             June 30
                                                                                 ---------------------------------
                                                                                     1998                 1997
                                                                                 ------------         ------------
Cash flows from operating activities:
Net loss                                                                         ($ 5,735,000)        ($ 4,910,000)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization                                                         193,000              190,000
Provision for doubtful accounts                                                       103,000               19,000
Common stock issued for services                                                       46,000               44,000
Financing costs attributable to fixed conversion feature of a convertible
   debenture and warrants issued with certain debt                                         --            1,126,000
Compensation expense for stock options, warrants and common stock
   issued below fair market value                                                     317,000              788,000
Deferred public offering costs                                                             --             (213,000)
Increase (decrease) in working capital                                             (1,025,000)             232,000
                                                                                 ------------         ------------
Net cash used by operating activities                                              (6,101,000)          (2,724,000)

Cash flows from investing activities:
Purchase of plant and equipment                                                      (851,000)            (271,000)
Net proceeds from short-term investments                                            1,476,000                   --
                                                                                 ------------         ------------
Net cash used by investing activities                                                 625,000             (271,000)

Cash flows from financing activities:
Proceeds from issuance of debt                                                             --              254,000
Repayment of debt                                                                     (40,000)          (1,451,000)
Proceeds from common stock and warrant issuance                                       193,000            4,227,000
Proceeds from preferred stock issuance                                                     --            2,341,000
Receivable from shareholder                                                                               (126,000)
Investment in sales-type lease                                                        (92,000)            (216,000)
Proceeds from stock option exercises                                                  794,000              134,000
Unrealized gain due to currency translation                                            16,000                   --
                                                                                 ------------         ------------
Net cash provided by financing activities                                             871,000            5,163,000
                                                                                 ------------         ------------

Increase (decrease) in cash and cash equivalents                                   (4,605,000)           2,168,000

Cash and cash equivalents at beginning of period                                   22,555,000              432,000
                                                                                 ------------         ------------

Cash and cash equivalents at end of period                                       $ 17,950,000         $  2,600,000
                                                                                 ============         ============


See notes to condensed financial statements

                              Computer Motion, Inc.

                     Notes to Condensed Financial Statements

Note 1.    Basis of Presentation
--------------------------------

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

Note 2.    Net Loss Per Share
-----------------------------

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

Note 3.    Initial Public Offering
----------------------------------

        The Company closed its initial public offering ("IPO") of 2,500,000 shares of common stock at a price of $14.00 per share in August 1997. In September 1997, the underwriters exercised an option to purchase an additional 375,000 shares of common stock at $14.00 per share. Net proceeds of approximately $37,000,000 were received by the Company. All shares of convertible preferred stock were converted to common stock upon the IPO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS.
        --------------

        This report contains forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially due to factors that include, but are not limited to, the risks discussed herein under "Risk Factors That May Affect Future Results" as well as those discussed in the "Risk Factors That May Affect Future Results" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

OVERVIEW
--------

        Computer Motion, Inc. (the "Company") develops and markets proprietary robotic and computerized surgical systems that are intended to enhance a surgeon's performance and centralize and simplify a surgeon's control of the operating room ("OR"). The Company believes that its products and products under development will provide surgeons with the precision and dexterity necessary to perform complex, minimally invasive surgical procedures, as well as enable surgeons to control critical devices in the OR through simple verbal commands. The Company believes that its products and products under development will broaden the scope and increase the effectiveness of minimally invasive surgery, improve patient outcomes, and create a safer, more efficient and cost effective OR.

        The Company's AESOP(R) line of robotic endoscope positioning systems is Food and Drug Administration ("FDA") cleared. AESOP allows direct surgeon control of the endoscope through simple verbal commands, eliminating the need for a member of a surgical staff to manually control the camera while providing a more stable and sustainable endoscopic image. The Company believes that AESOP is the world's first FDA-cleared robot and first voice control interface for a surgical device. Over 350 AESOP units have been sold worldwide, which the Company believes have been used to perform over 45,000 procedures.

        The Company's HERMES(TM) OR Control Center is designed to enable a surgeon to directly control multiple OR devices, including various laparoscopic, arthroscopic and video devices, as well as the Company's robotic devices, through simple verbal commands. HERMES also provides standardized visual and digitized voice feedback to a surgical team. The Company believes that the enhanced control and feedback provided by HERMES has the potential to improve safety, increase efficiency, shorten procedure times and reduce costs. Six 510(k) submissions relating to HERMES have been cleared by the FDA and the Company has commenced marketing of HERMES through its OEM agreement with Stryker Corporation in the third quarter.

        The Company's ZEUS(TM) Robotic Surgical System is designed to fundamentally improve a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive surgical procedures, including fully endoscopic multivessel coronary artery bypass grafts ("E-CABG(TM)") which are currently very difficult or impossible to perform. ZEUS is comprised of three surgeon-controlled robotic arms, one of which positions the endoscope and two of which manipulate surgical instruments. The Company believes that ZEUS will improve a surgeon's dexterity and precision and enhance visualization of, and access to, confined operative sites. The Company also believes that new minimally invasive surgical procedures performed with ZEUS will result in reduced patient pain and trauma, fewer complications, lessened cosmetic concerns and shortened convalescent periods and will increase the number of patients qualified for certain surgical procedures. In addition, the Company believes that an increase in minimally invasive procedures will result in lower overall healthcare costs to providers, payors and patients. The Company has commenced clinical trials for tubal reanastomosis procedures under an Investigational Device Exemption ("IDE") from the FDA and is performing limited pre-clinical testing for heart procedures and intends to seek clearance from the FDA later this year to commence clinical trials for ZEUS-based human heart procedures.

        The Company has sustained significant losses since inception and expects to continue to incur significant losses due to research and development efforts, costs associated with obtaining regulatory approvals and clearances, continued marketing expenditures to increase sales and other costs associated with the Company's anticipated growth. Furthermore, the Company anticipates that its operating results may fluctuate significantly from quarter to quarter in the future, depending on a number of factors, many of which are outside the Company's control. These factors include timing and results of pre-clinical and clinical trials, delays associated with FDA and other clearance processes, clinician acceptance of the Company's products, changes in pricing policy by the Company or its competitors, the number, timing and significance of product enhancements and new products by the Company and its competitors, health care reimbursement policies and product quality issues.

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 1998 compared to the Three Months Ended June 30,
1997.

        Revenue. Revenue increased $791,000 (53%) to $2,274,000 for the three months ended June 30, 1998 from $1,483,000 for the same period in 1997. The increase resulted in part from a $290,000 (22%) increase in AESOP revenue from the second quarter 1997 to the second quarter 1998. Although AESOP robotic arm unit sales were down by 29%, average selling prices increased by 47%. The second quarter 1998 also included $459,000 of revenue related to the Company's HERMES OR Control Center, the majority of which was related to the Company's original equipment agreement with Stryker Corporation, and $207,000 of development related revenue for the Company's ZEUS product line.

        Gross Profit. Gross profit increased $564,000 (74%) to $1,323,000 for the three months ended June 30, 1998 from $759,000 for the same period in 1997. Gross margin increased to 58.2% in the second quarter of 1998 as compared to 51.2% in the second quarter of 1997. The increase in gross margin was primarily due to increased AESOP average selling prices.

        Selling, General and Administrative. Selling, general and administrative expense increased $525,000 (22%) to $2,865,000 for the three months ended June 30, 1998 from $2,340,000 for the same period in 1997. The increase was due mainly to the addition of sales and marketing personnel as the Company expanded its domestic sales force and product management capability, related recruiting and relocation costs, higher commissions on increased AESOP sales, and higher travel and business related expenses. Amortization of non-cash compensation charges related to the grant of stock, warrants and stock options was $170,000 in the second quarter 1998 as compared to $762,000 in the second quarter 1997. The Company expects selling, general and administrative expenses to increase in future periods as it continues to expand its sales and marketing capability.

        Research and Development. Research and development expenses increased $1,052,000 (134%) to $1,840,000 for the three months ended June 30, 1998 from
$788,000 for the same period in 1997, primarily as a result of the addition of personnel and increased development efforts with respect to the HERMES and ZEUS product lines, as well as for pre-clinical and clinical trial activity. The Company expects research and development expenditures to increase as it continues to develop its technologies and conduct clinical trials.

        Other Expense (Income). Other income of $384,000 for the three months ended June 30, 1998 compared to other expense of $1,011,000 for the three months ended June 30, 1997. Other income for the three months ended June 30, 1998, included interest income derived from proceeds of the Company's IPO which was completed in August 1997. Other expense for the three months ended June 30, 1997 included the amortization of $896,000 of interest costs relating to the fixed conversion feature of a convertible debenture and warrants issued with certain debt.

Six Months Ended June 30, 1998 compared to the Six Months Ended June 30, 1997.

        Revenue. Revenue increased $1,495,000 (52%) to $4,351,000 for the six months ended June 30, 1998 from $2,856,000 for the same period in 1997. The increase resulted principally from an increase in AESOP revenue of $567,000, which reflected a 46% increase in average selling price, as well as $698,000 of revenue related to the Hermes product line.

        Gross Profit. Gross profit increased $1,026,000 (69%) to $2,507,000 for the six months ended June 30, 1998 from $1,481,000 for the same period in 1997. Gross margin improved from 51.9% to 57.6% between the two periods. The increase in gross margin was primarily due to increased AESOP average selling prices.

        Selling, General and Administrative. Selling, general and administrative expense increased $1,764,000 (48%) to $5,441,000 for the first half of 1998 as compared to $3,677,000 for the first half of 1997. The increase was due to the addition of sales and managerial personnel, related recruiting and relocation costs, greater travel and business expenses and higher commissions based on increased AESOP sales.

        Research and Development. Research and development expense increased $2,239,000 (166%) to $3,585,000 for the first half of 1998 as compared to $1,346,000 for the first half of 1997, primarily as a result of additional personnel and increased development efforts with respect to HERMES and ZEUS, as well as for building additional R&D infrastructure.

        Other Expense (Income). Other income of $797,000 in the first half 1998 compared to other expense of $1,367,000 for the first half of 1997. Other income for the six months ended June 30, 1998, included interest income derived from proceeds of the Company's IPO which was completed in August 1997. Other expense in the first half of 1997 included the amortization of $1,126,000 of interest costs attributable to the fixed conversion feature of a convertible debenture and warrants issued with certain debt.

        Income Taxes. Minimal provisions for the state income taxes have been recorded for the Company's pre-tax losses to date. As of December 31, 1997, the Company had federal and state net operating loss (NOL) carryforwards of approximately $18.0 million and $8.0 million, respectively which are available to offset future federal and state taxable income. Federal carryforwards expire fifteen years after the year of loss and state carryforwards expire from five to seven years after the year of loss. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding its realization.

FINANCIAL CONDITION
-------------------

        Since its inception, the Company's expenses have exceeded its revenue, resulting in an accumulated deficit of $27,388,000 as of June 30, 1998. Until its initial public offering in August 1997, the Company had primarily relied on proceeds from issuance of preferred and common stock and bridge debt financing to fund its operations.

        During the third quarter 1997 the Company filed an S-1 registration statement with the Securities and Exchange Commission (Registration No. 333-29505) for 2,875,000 shares of its common stock and on August 15, 1997 the Company completed its initial public offering by selling 2,500,000 shares of its common stock at $14.00 per share, less underwriting discounts and commissions of $.98 per share, to its underwriters, Montgomery Securities and Piper Jaffray, Inc. The Company received net proceeds of $32,550,000 from this sale before deducting offering expenses. Effective upon the closing of the IPO, all of the outstanding shares of convertible preferred stock of the Company were converted into 2,344,387 shares of common stock.

        In September 1997, the underwriters exercised their option to purchase an additional 375,000 shares of common stock directly from the Company at a price of $14.00 per share, less underwriting discounts and commissions of $.98 per share. The Company received net proceeds of $4,883,000 from this sale before deducting offering expenses.

        In conjunction with completing the IPO, the Company incurred total direct offering expenses of $727,000. Total net proceeds to the Company from the IPO and the exercise of the over-allotment option, after deducting underwriting discounts and commissions and total direct offering expenses, was $36,706,000.

        In 1997, the Company used $3,250,000 of the net proceeds from the IPO for repayment of certain outstanding indebtedness and $490,000 to make capital purchases. In the first half of 1998, the Company made capital expenditures totaling $851,000. Proceeds from the IPO are also funding the Company's current operating losses. The remaining net proceeds of the IPO of approximately $26,000,000 have been invested in short-term investment grade debt securities.

        At June 30, 1998, the Company's current ratio (current assets divided by current liabilities) was 10.4 to 1 versus 14.9 to 1 at December 31, 1997, and reflects the use of the initial public offering proceeds to fund operations.

        For the six months ended June 30, 1998, the Company had net cash used in operating activities of $6,101,000 primarily attributable to the net loss and, to a lessor extent, an increase in inventory.

        For the six months ended June 30, 1998, cash outflow from purchases of plant and equipment was $851,000. The Company currently has no material commitments for capital expenditures, but is planning to procure additional leased space in anticipation of continued business growth.

        For the six months ended June 30, 1998, net cash provided by financing activities of $871,000 was almost entirely attributable to proceeds from stock option exercises of $794,000.

        The Company does not expect to be materially impacted by the effect of Year 2000 issues. The Company's products have no Year 2000 issues. The Company's internal business systems are not Year 2000 compliant and a plan has been developed to replace these systems in a timely fashion at a cost estimated at $250,000.

        The Company's operations to date have consumed substantial amounts of cash, and the Company expects its capital and operating expenditures to continue to increase. The Company believes that the net proceeds of its initial public offering should be adequate to fund its expected operating losses and satisfy its capital requirements through 1999. The Company's need for additional financing will depend upon numerous factors, including, but not limited to, the extent and duration of the Company's future operating losses, the level and timing of future revenue and expenditures, the progress and scope of clinical trials, the timing and costs required to receive both United States and international governmental approvals or clearances, market acceptance of new products, the results and scope of ongoing research and development projects, the costs of training physicians to become proficient in the use of the Company's products and procedures, and the cost of further developing marketing and distribution capabilities. To the extent that existing resources are insufficient to fund the Company's activities, the Company may seek to raise additional funds through public or private financing. There can be no assurance that additional financing, if required, would be available on acceptable terms, if at all. If adequate funds are not available, the Company's business, financial condition and results of operations would be materially adversely affected.

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

        The Company has a limited operating history and has not yet made a profit. The HERMES and ZEUS product lines are important to the Company's future success and ZEUS has not achieved regulatory approval or clearance, and neither product has achieved market acceptance. Government regulation of the medical device industry is strict and regulatory approvals are generally lengthy, expensive and uncertain. There are alternative treatments and procedures to using the Company's products. The Company's products are subject to rapid technological change and the success of the Company, in part, is based on its ability to obtain patent protection for its products. The Company is dependent on sole source suppliers for principal components of its products. The Company's anticipated growth will place significant demands on the Company's management and resources, particularly in research and development, sales and marketing and manufacturing. A more detailed discussion of factors that could affect the Company's future results can be found in the "Risk Factors That May Affect Future Results" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

PART II   OTHER INFORMATION
---------------------------

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
---------------------------------------------------

Reference is made to the discussion of the use of proceeds of the Company's initial public offering under the caption "Financial Condition" in Management's Discussion and Analysis.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

On May 19, 1998, the Company held its Annual Meeting of Shareholders with shareholders holding 6,824,029 shares of common stock (representing 86% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. Daniel R. Doiron, Robert
W. Duggan, M. Jacqueline Eastwood, W. Peter Geis, Yulun Wang and William D. Williams were listed as management's nominees in the Proxy Statement and were elected as directors at the meeting. The votes for each nominee were as follows:

                                                                    Number of
                                 Number of             Number of      Votes
Name                         Affirmative Votes     Negative Votes    Witheld
----                         -----------------     --------------    -------
Daniel R. Doiron                 6,823,564              --             465
Robert W. Duggan                 6,823,564              --             465
M. Jacqueline Eastwood           6,823,564              --             465
W. Peter Geis                    6,823,564              --             465
Yulun Wang                       6,823,564              --             465
William D. Williams              6,823,564              --             465


At the meeting, the Company also sought the ratification of the re-appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1998. This proposal was approved by 6,820,909 affirmative votes. There were 400 negative votes and 2,720 abstentions.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  Exhibits:

        27.1 - Financial data schedule

(b)  No Reports on Form 8-K were filed during the quarter ended June 30, 1998.

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 10, 1998                    Computer Motion, Inc.



                                            By:  /s/   Stephen L. Wilson
                                                 -------------------------------
                                                 Stephen L. Wilson
                                                 Executive Vice President, Chief
                                                 Financial fficer and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number         Description
------         -----------
  27           Financial Data Schedule