Form 10-Q
period 1998-09-30
COMPUTER MOTION INC
filed 1998-11-06
CIK 906829

                                    FORM 10-Q




       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 1998



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

                           Yes  [X]         No
                                ---            ---




As of October 30, 1998 there were 8,034,000 shares of the Registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              COMPUTER MOTION, INC.

                            CONDENSED BALANCE SHEETS


                                                           September 30,       December 31,
                                                               1998               1997(1)
                                                           -------------       -------------
                                                            (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                             $ 14,534,000        $ 22,555,000
     Marketable securitiees                                   8,803,000          10,179,000
     Accounts Receivable                                      2,009,000           1,804,000
     Inventories                                              2,697,000             992,000
     Prepaid expenses                                           419,000             283,000
                                                            -----------         -----------
Total current assets                                         28,462,000          35,813,000
Plant and equipment, net                                      2,284,000           1,108,000
Other assets                                                    275,000             392,000
                                                           ------------        ------------
Total assets                                               $ 31,021,000        $ 37,313,000
                                                           ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabiliites:
     Accounts payable                                      $  1,362,000        $  1,218,000
     Acrued expenses                                          1,648,000           1,180,000
                                                           ------------        ------------
Total current liabilities                                     3,010,000           2,398,000

Shareholders' equity
     Preferred stock, $.001 par value;
       authorized 5,000,000 shares                                                       --
     Common stock, $.001 par value;
       authorized 25,000,000 shares
       outstanding - 8,031,939 and 7,670,589 shares               8,000               8,000
     Additional paid-in capital                              59,680,000          58,341,000
     Deferred compensation expense                           (1,296,000)         (1,781,000)
     Accumulated deficit                                    (30,381,000)        (21,653,000)
Total shareholders' equity                                   28,011,000          34,915,000
                                                           ------------        ------------
Total liabilities and shareholder's equity                 $ 31,021,000        $ 37,313,000
                                                           ============        ============

-----------
(1) Derived from audited financial statements for the year ended December 31, 1997. See notes to condensed financial statements.

                              COMPUTER MOTION, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended            Three Months Ended
                                                   September 30                  September 30
                                            --------------------------    --------------------------
                                                1998           1997           1998           1997
                                            -----------    -----------    -----------    -----------
Revenue                                     $ 2,807,000    $ 1,685,000    $ 7,157,000    $ 4,541,000

Cost of revenue                               1,218,000        678,000      3,062,000      2,053,000
                                            -----------    -----------    -----------    -----------
Gross profit                                  1,589,000      1,007,000      4,095,000      2,488,000

Selling, general and administrative
  expense                                     2,775,000      1,938,000      8,216,000      5,615,000

Research and development expense              2,129,000      1,126,000      5,713,000      2,472,000
                                            -----------    -----------    -----------    -----------
Loss from operations                         (3,315,000)    (2,057,000)    (9,834,000)    (5,599,000)

Other expense (income)                         (327,000)       128,000     (1,125,000)     1,495,000
                                            -----------    -----------    -----------    -----------
Loss before income taxes                     (2,988,000)    (2,185,000)    (8,709,000)    (7,094,000)

Provision for taxes                               6,000             --         19,000          1,000
                                            -----------    -----------    -----------    -----------
Net loss                                    $(2,994,000)   $(2,185,000)   $(8,728,000)   $(7,095,000)
                                            ===========    ===========    ===========    ===========
Weighted average shares outstanding used
  to compute net loss per share               8,011,000      6,045,000      7,916,000      3,277,000
                                            ===========    ===========    ===========    ===========

Net loss per share- basic and diluted            $(0.37)        $(0.36)        $(1.10)        $(2.16)
                                            ===========    ===========    ===========    ===========


See notes to condensed financial statements.

                              COMPUTER MOTION, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Nine Months Ended
                                                                                  September 30
                                                                           ---------------------------
                                                                              1998            1997
                                                                           ------------   ------------
Cash flows form operating activiites:
Net loss                                                                   $(8,728,000)    $(7,095,000)
Adjustements to reconcile net loss to cash used
  by operating activities:
Depreciation and amoritzation                                                  336,000         289,000
Provision for doubtful accounts                                                178,000          25,000
Common Stock issued for services                                                46,000          44,000
Financing costs attributable to fixed conversion feature
  of a convertible debenture and warrants issued with certain debt                  --       1,442,000
Compensation expense for stock options, warrants and common stock
  issued below fair market value                                               485,000         938,000
Increase (decrease) in working capital                                      (1,535,000)       (144,000)
                                                                           -----------     -----------
Net cash used by operating activities                                       (9,218,000)     (4,501,000)

Cash flows from investing activities
Purchase of plant and equipment                                             (1,508,000)       (434,000)
Net proceeds from short-term investments                                     1,376,000              --
                                                                           -----------     -----------
Net cash used by investing activites                                          (132,000)       (434,000)

Cash flows from financing activities:

Repayment of debt, net of debt issuance                                        (61,000)     (4,467,000)
Proceeds from common stock and warrant issuance                                     --       5,230,000
Proceeds from poreferred stock issuance                                             --       2,341,000
Proceeds from IPO, net of expense                                                   --      36,808,000
Investment in sales-type lease                                                 112,000        (137,000)
Proceeds from warrant and stock option exercises                             1,278,000         307,000
                                                                           -----------     -----------
Net cash provided by financing activities                                    1,329,000      40,082,000
                                                                           -----------     -----------

Increase (decrease) in cash and cash equyivalents                           (8,021,000)     35,147,000

Cash and cash equivalents at beginning of period                            22,555,000         432,000
                                                                           -----------     -----------

Cash and cash equivalents at end of period                                 $14,534,000     $35,579,000
                                                                           ===========     ===========

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

OVERVIEW

        Computer Motion, Inc. (the "Company") develops and markets proprietary robotic and computerized surgical systems that are intended to enhance a surgeon's performance and centralize and simplify a surgeon's control of the operating room ("OR"). The Company believes that its commercialized products and products under development will provide surgeons with the precision and dexterity necessary to perform complex, minimally invasive surgical procedures, as well as enable surgeons to control critical devices in the OR through simple verbal commands. The Company believes that its commercialized products and products under development will broaden the scope and increase the effectiveness of minimally invasive surgery, improve patient outcomes, and create a safer, more efficient and cost effective OR.

        The Company's AESOP(R) line of robotic endoscope positioning systems is Food and Drug Administration ("FDA") cleared. AESOP allows direct surgeon control of the endoscope through simple verbal commands, eliminating the need for a member of a surgical staff to manually control the camera and providing a more stable and sustainable endoscopic image. The Company believes that AESOP is the world's first FDA-cleared robot and first voice control interface for a surgical device. Several hundred AESOP units have been sold worldwide, which the Company believes have been used to perform tens of thousands of procedures.

        The Company's HERMES(TM) Control Center is designed to enable a surgeon to directly control multiple OR devices, including various laparoscopic, arthroscopic and video devices, as well as the Company's robotic devices, through simple verbal commands. HERMES also provides standardized visual and digitized voice feedback to a surgical team. The Company believes that the enhanced control and feedback provided by HERMES has the potential to improve safety, increase efficiency, shorten procedure times and reduce costs. Six 510
(k) submissions relating to HERMES have been cleared by the FDA and Stryker Corporation has commenced marketing of HERMES under an OEM agreement with the Company.

        The Company's ZEUS(TM) Robotic Surgical System is designed to fundamentally improve a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive surgical procedures, including fully endoscopic multivessel coronary artery bypass grafts ("E-CABG(TM)") which are currently very difficult or impossible to perform endoscopically. ZEUS is comprised of three surgeon-controlled robotic arms, one of which positions the endoscope and two of which manipulate surgical instruments. The Company believes that ZEUS will improve a surgeon's dexterity and precision and enhance visualization of, and access to, confined operative sites. The Company also believes that new minimally invasive surgical procedures performed with ZEUS will result in reduced patient pain and trauma, fewer complications, lessened cosmetic concerns and shortened convalescent periods and will increase the number of patients qualified for certain surgical procedures. In addition, the Company believes that an increase in minimally invasive procedures will result in lower overall healthcare costs to providers, payors and patients. The Company has completed a feasibility clinical trial for ZEUS-based tubal reanastomosis procedures under an Investigational Device Exemption ("IDE") as well as a pre-clincial study for ZEUS-based cardiac procedures. The Company is currently seeking clearance from the FDA to commence ZEUS-based cardiac clinical trials in the United States and will be seeking clearance from the FDA to commence ZEUS-based non-cardiac clinical trials within the next several months.

        The Company has sustained significant losses since inception and expects to continue to incur significant losses due to research and development efforts, costs associated with obtaining regulatory approvals and clearances, continued marketing expenditures to increase sales and other costs associated with the Company's anticipated growth. Furthermore, the Company anticipates that its operating results may fluctuate significantly from quarter to quarter in the future, depending on a number of factors, many of which are outside the Company's control. These factors include timing and results of pre-clinical and clinical trials, delays associated with FDA and other clearance processes, clinician, hospital and payor acceptance of the Company's products, changes in pricing policy by the Company or its competitors, the number, timing and significance of product enhancements and new products by the Company and its competitors, health care reimbursement policies and product quality issues.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

        REVENUE. Revenue increased $1,122,000 (67%) to $2,807,000 for the three months ended September 30, 1998 from $1,685,000 for the same period in 1997. The increase resulted mainly from a $1,020,000 (81%) increase in AESOP revenue from the third quarter 1997 to the third quarter 1998, as AESOP robotic arm unit sales increased 37% and average selling prices ("ASP's") increased by 42%. Unit sales were up due to increased domestic demand which resulted from expansion of the domestic sales force. Higher ASP's reflected the shift to sale of the higher priced AESOP 3000 and a higher percentage of domestic shipments. The third quarter 1998 also included $357,000 of revenue related to the Company's HERMES Control Center, the majority of which was related to the Company's original equipment manufacturer (OEM) agreement with Stryker Corporation, and $163,000 of development related revenue for the Company's ZEUS product line.

        GROSS PROFIT. Gross profit increased $582,000 (58%) to $1,589,000 for the three months ended September 30, 1998 from $1,007,000 for the same period in 1997. Gross margin decreased to 56.6% in the third quarter 1998 from 59.8% in the third quarter 1997. Gross margin was negatively affected by costs associated with the ZEUS product line as older products in the field are replaced with upgraded or new products. Pressure on gross margins will continue until the Company receives FDA clearance for ZEUS and is able to produce and sell at a greater volume.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased $837,000 (43%) to $2,775,000 for the three months ended September 30, 1998 from $1,938,000 for the same period in 1997. The increase was due mainly to the addition of sales and marketing personnel as the Company expanded its domestic sales force and product management capability, related recruiting and relocation costs, higher commissions on increased AESOP sales, and higher travel and business related expenses. The Company expects selling, general and administrative expense to increase in future periods as it continues to expand its sales, service and training capability.

        RESEARCH AND DEVELOPMENT. Research and development expense increased $1,003,000 (89%) to $2,129,000 for the three months ended September 30, 1998 from $1,126,000 for the same period in 1997, primarily as a result of the addition of personnel, increased development efforts and pre-clinical and clinical trial activities related principally to the ZEUS product line. The Company expects research and development expenditures to increase as it continues to develop its technologies and conduct clinical trials.

        OTHER EXPENSE (INCOME). Other income of $327,000 for the three months ended September 30, 1998 compared to other expense of $128,000 for the three months ended September 30, 1997. Other income for the three months ended September 30, 1998, included interest income derived from proceeds of the Company's IPO which was completed in August 1997. Other expense for the three months ended September 30, 1997 was net of interest income earned on IPO proceeds.

        NET LOSS. The net loss for the third quarter 1998 was $2,994,000 ($.37 per share) compared to $2,185,000 ($.36 per share) for the third quarter 1997 as increased operating expenses more than offset increased gross profits derived from increased revenue. Weighted average shares outstanding increased from 6,045,000 to 8,011,000 mainly as a result of the Company's August 1997 IPO of 2,500,000 shares.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

        REVENUE. Revenue increased $2,616,000 (58%) to $7,157,000 for the nine months ended September 30, 1998 from $4,541,000 for the same period in 1997. The increase resulted principally from an increase in AESOP revenue of $1,587,000, which reflected a 46% increase in average selling price, as well as $1,055,000 of revenue related to the HERMES product line.

        GROSS PROFIT. Gross profit increased $1,607,000 (65%) to $4,095,000 for the nine months ended September 30, 1998 from $2,488,000 for the same period in 1997. Gross margin improved from 54.8% to 57.2% between the two periods. The increase in gross margin was primarily due to increased AESOP average selling prices.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased $2,601,000 (46%) to $8,216,000 for the first nine months of 1998 as compared to $5,615,000 for the first nine months of 1997. The increase was due to the addition of sales and managerial personnel, related recruiting and relocation costs, greater travel and business expenses and higher commissions based on increased AESOP sales.

        RESEARCH AND DEVELOPMENT. Research and development expense increased $3,241,000 (131%) to $5,713,000 for the first nine months of 1998 as compared to $2,472,000 for the first nine months of 1997, primarily as a result of additional personnel and increased development efforts with respect to HERMES and ZEUS, as well as for building additional R&D infrastructure.

        OTHER EXPENSE (INCOME). Other income of $1,125,000 in the first nine months 1998 compared to other expense of $1,495,000 for the first nine months of 1997. Other income for the nine months ended September 30, 1998 included interest income derived from proceeds of the Company's IPO which was completed in August 1997. Other expense in the first nine months of 1997 included the amortization of $1,442,000 of interest costs attributable to the fixed conversion feature of a convertible debenture and warrants issued with certain debt.

        INCOME TAXES. Minimal provisions for the state franchise taxes have been recorded for the Company's pre-tax losses to date. As of December 31, 1997, the Company had federal and state net operating loss (NOL) carryforwards of approximately $17,000,000 and $5,000,000, respectively which are available to offset future federal and state taxable income. Federal carryforwards expire fifteen years after the year of loss and state carryforwards expire from five to seven years after the year of loss. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding its realization.

FINANCIAL CONDITION

        Since its inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $30,381,000 as of September 30, 1998. Until its initial public offering in August 1997, the Company had primarily relied on proceeds from issuance of preferred and common stock and bridge debt financing to fund its operations.

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

        In 1997, the Company used $3,250,000 of the net proceeds from the IPO for repayment of certain outstanding indebtedness and $490,000 to make capital purchases. In the first nine months of 1998, the Company made capital purchases totaling $1,508,000. Proceeds from the IPO are also funding the Company's current operating losses. The remaining net proceeds of the IPO of approximately $23,000,000 have been invested in short-term investment grade debt securities.

        At September 30, 1998, the Company's current ratio (current assets divided by current liabilities) was 9.5 to 1 versus 14.9 to 1 at December 31, 1997, and reflects the use of the initial public offering proceeds to fund operations.

        For the nine months ended September 30, 1998, the Company had net cash used in operating activities of $9,218,000 primarily attributable to the net loss and, to a lessor extent, an increase in inventories.

        For the nine months ended September 30, 1998, cash outflow from purchases of plant and equipment was $1,508,000. The Company currently has no material commitments for capital expenditures, but is planning to procure additional leased space in anticipation of continued business growth.

        For the nine months ended September 30, 1998, net cash provided by financing activities of $1,329,000 was almost entirely attributable to proceeds from stock option and warrant exercises of $1,278,000.

        The Company's operations to date have consumed substantial amounts of cash, and the Company expects its capital and operating expenditures to continue to increase. The Company believes that the net proceeds of its initial public offering should be adequate to fund its expected operating losses and satisfy its capital requirements through 1999. The Company's need for additional financing will depend upon numerous factors, including, but not limited to, the extent and duration of the Company's future operating losses, the level and timing of future revenue and expenditures, the progress and scope of clinical trials, the timing and costs required to receive both United States and international governmental approvals or clearances, market acceptance of new products, the results and scope of ongoing research and development projects, the costs of training physicians to become proficient in the use of the Company's products and procedures, and the costs of further developing marketing and distribution capabilities. To the extent that existing resources are insufficient to fund the Company's activities, the Company may seek to raise additional funds through public or private financing. There can be no assurance that additional financing, if required, would be available on acceptable terms, if at all. If adequate funds are not available, the Company's business, financial condition and results of operations would be materially adversely affected.

YEAR 2000 COMPLIANCE

        The Company has completed its assessment of the impact of Year 2000. The Company's products have no Year 2000 issues. The Company will be required to update or replace its internal business systems software so that its business systems will continue to function properly. Completion of this activity is expected by September 1999 at a cost estimated at less than $250,000.

        The Company is unable to control whether its suppliers and service providers will be Year 2000 compliant. However, the Company has initiated communications with its significant vendors to determine the extent to which the Company's operations may be vulnerable to a failure by those vendors to properly address Year 2000 issues. While there can be no absolute assurance that there will not be Year 2000-related problems caused by significant vendors or other third parties, the Company does not believe that Year 2000 changes will have a material adverse impact on its business, financial condition or results of operations.

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

        The Company has a limited operating history and has not yet made a profit. The HERMES and ZEUS product lines are important to the Company's future success and ZEUS has not achieved regulatory approval or clearance, and neither product has achieved market acceptance. Government regulation of the medical device industry is strict and regulatory approvals are generally lengthy, expensive and uncertain. There are alternative treatments and procedures to using the Company's products. The Company's products are subject to rapid technological change and the success of the Company, in part, is based on its ability to obtain patent protection for its products. The Company is dependent on sole source suppliers for principal components of its products. The Company's anticipated growth will place significant demands on the Company's management and resources, particularly in research and development, sales and marketing and manufacturing. A more detailed discussion of factors that could affect the Company's future results can be found in the "Risk Factors That May Affect Future Results" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and you are strongly encouraged to review same.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Reference is made to the discussion of the use of proceeds of the Company's initial public offering under the caption "Financial Condition" in Management's Discussion and Analysis.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

        27.1 - Financial data schedule

b)   No Reports on Form 8-K were filed during the quarter ended
     September 30, 1998.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: November 6, 1998                   COMPUTER MOTION, INC.

                                         By: /s/ STEPHEN L. WILSON
                                             -----------------------------------
                                             Stephen L. Wilson
                                             Executive Vice President, Chief
                                             Financial Officer and Secretary
                                             (Principal Financial and
                                             Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27.1                Financial Data Schedule