Form 10-K405
period 1998-12-31
COMPUTER MOTION INC
filed 1999-03-25
CIK 906829

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                          COMMISSION FILE NO. 000-22755

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

                        --------------------------------

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No ___

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, or will not be contained, to the best of the Registrant's knowledge, in definitive proxy information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $58.4 million at March 22, 1999 when the closing sale price of such stock, as reported on the NASDAQ National Market was $9.00 per share.

        The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of March 22, 1999 was 8,404,479 shares.

        Portions of the Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference in Parts II and IV. Portions of the Proxy Statement dated March 26, 1999 are incorporated by reference in Part III.

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

        The Company believes that its products have the potential to revolutionize surgery and the OR by providing surgeons with the precision and dexterity necessary to perform complex, minimally invasive surgical procedures, and by enabling surgeons to control critical devices in the OR through simple verbal commands. Computer Motion believes that its products have the potential to broaden the scope and increase the effectiveness of minimally invasive surgery ("MIS"), improve patient outcomes and create a safer, more efficient and cost effective OR.

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

        Computer Motion's vision is to bring the power of computers and robotics to the operating room to facilitate a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive microsurgical procedures that are currently very difficult or impossible to perform. The Company's products are intended to provide better visualization and improved dexterity for the surgeon, particularly for minimally invasive techniques.

        The Company currently markets the Automated Endoscopic System for Optimal Positioning ("AESOP(R)"), a surgical robot capable of positioning an endoscope in response to a surgeon's verbal commands. AESOP approximates the form and function of a human arm and allows control of the endoscope through simple verbal commands, eliminating the need for a member of a surgical staff to manually control the camera, while providing a more stable and sustainable endoscopic image. The Company estimates that over 60,000 MIS procedures have been successfully assisted by AESOP in over 400 hospitals and surgery centers around the world.

        The Company's product development strategy is intended to leverage AESOP's broad-based technology platform, and lead to a family of products that improve the control of devices in the operating room and enable new minimally invasive surgical procedures. To centralize and simplify control of the OR, Computer Motion is developing the HERMES(TM) Control Center for the voice control of medical devices in the operating room. To enable new minimally invasive microsurgery procedures, such as endoscopic coronary artery bypass grafting ("E-CABG(TM)"), the Company is developing the ZEUS(TM) Robotic Surgical System.

        The modernization of the OR has resulted in numerous medical devices that aid a surgeon, but also increase the complexity and costs of the OR. In many instances, these devices are manually controlled and monitored by someone other than a surgeon in response to a surgeon's spoken commands and request for status. The HERMES Control Center is designed to enable a surgeon to directly control multiple OR devices, including the Company's AESOP, through simple verbal commands. HERMES provides standardized visual and digitized voice feedback to a surgical team. The Company believes that the enhanced control and feedback provided by HERMES can improve safety, increase efficiency, shorten procedure times and reduce costs.

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

AESOP PRODUCT LINE

        Computer Motion's AESOP is a surgical robot capable of positioning an endoscope (a specially designed optical tube which, when connected to a medical video camera and light source, is passed into the body to allow the surgeon to view the operative site on a video monitor) in response to a surgeon's verbal commands. This allows the surgeon to have very direct control over the endoscope in minimally invasive surgical procedures.

        The Company believes that AESOP is the world's first Food and Drug Administration ("FDA") cleared surgical robot and incorporates the world's first FDA-cleared voice control interface for use in the operating room. AESOP was first introduced in the fourth quarter 1994. Since then, the Company estimates that over 60,000 minimally invasive surgical procedures have been successfully assisted by AESOP in over 400 hospitals and surgery centers around the world.

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

        Computer Motion is leveraging the core technologies underlying AESOP to develop the HERMES Control Center and the ZEUS Robotic Surgical System.

HERMES PRODUCT LINE

        Computer Motion's HERMES Control Center is designed to serve as a centralized and simplified interface for a surgeon to voice-control multiple medical devices in the operating room. HERMES has the potential to increase the effectiveness of a surgical team by enhancing the efficiency and safety of surgical procedures, while reducing operating room costs.

        HERMES is comprised of a control unit which can be networked with multiple HERMES-compatible devices and is controlled by a surgeon using simple verbal commands or an interactive touch screen pendant. The devices controlled by HERMES which are currently FDA-cleared include the endoscopic camera and light source, insufflator, arthroscopic shaver, VCR, video printer, video frame grabber and Computer Motion's AESOP. The HERMES system provides both visual and digitized voice feedback to the surgical team. The visual feedback is displayed on the endoscopic video monitor and the digitized voice feedback is device-specific. Both feedback features are customizable by a surgeon in real time, allowing a surgeon to modify the amount and type of feedback received.

        To leverage its proprietary voice recognition technology in the arthroscopic and laparoscopic markets, Computer Motion has partnered with Stryker Corporation, a leading manufacturer of endoscopic equipment. Stryker will purchase HERMES on an original equipment manufacturer ("OEM") basis and will market HERMES as an integrated component of several of its laparoscopic and arthroscopic products. The Company expects to make additional 510(k) submissions to the FDA in 1999 for HERMES control of Stryker's arthroscopic pump, Berchtold Corporation's OR overhead cameras and lights, and STERIS Corporation's OR table and overhead cameras and lights.

        Computer Motion intends to partner with other leading medical device manufacturers to expand the number and type of devices to be integrated with HERMES, including electrocautery devices, various imaging systems and devices for the cardiac catheter laboratory and other medical clinic environments.

ZEUS PRODUCT LINE

        Computer Motion's ZEUS Robotic Surgical System is designed to fundamentally improve a surgeon's ability to perform complex, minimally invasive surgical procedures and to enable new, minimally invasive microsurgical procedures that are currently very difficult or impossible to perform with conventional surgical methods. The Company believes that these new minimally invasive surgical procedures will result in reduced patient pain and trauma, fewer complications, lessened cosmetic concerns and shortened convalescent periods, and will increase the number of patients qualified for certain surgical procedures. Additionally, the Company believes that an increase in minimally invasive procedures would result in lower overall healthcare costs to patients, hospitals and healthcare payors.

        ZEUS is comprised of three surgeon-controlled robotic arms, one of which positions an endoscope while the other two hold disposable and reusable surgical instruments. The ZEUS robotic arms are directly attached to the surgical table to maintain a constant orientation to the patient. A surgeon controls the movement of the robotic arms by manipulating two corresponding robotic instrument handles which are housed in a mobile console. These instrument handles are similar to conventional surgical instrument handles. A surgeon's precise manipulation of the instrument handles is communicated to a proprietary computer controller which filters, scales and translates the movements to the robotic surgical instruments. A surgeon can operate these instrument handles from a comfortable, ergonomic position. The surgeon controls the robotic arm which holds the endoscope through means of simple verbal commands spoken into a headset microphone. A video display of the endoscopic image is placed directly in front of the surgeon, and a second monitor is positioned next to the patient for use by the other members of the surgical team.

        Computer Motion has commenced Phase I clinical testing with ZEUS and expects to file an Investigational Device Exemption with the FDA to gain approval to begin a multi-center clinical evaluation of the product in 1999. The Company intends to sell ZEUS on a direct basis in North America and co-market ZEUS with Medtronic, Inc., a leading manufacturer of medical devices, in Europe, the Middle East and Africa.

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

MANUFACTURING AND SUPPLIERS

        The Company's manufacturing operations are required to comply with the FDA's Quality System Regulations ("QSR"), which address the design, controls, methods, facilities and quality assurance used in manufacturing, packing, storing and installing medical devices. In addition, certain international markets have quality assurance and manufacturing requirements. Specifically, the Company is subject to the compliance requirements of ISO 9001 and 9002 certification and Conformity Europeane ("CE") mark directives which impose certain procedural and documentation requirements with respect to device design, development, manufacturing and quality assurance activities. The Company has obtained such certification and is subject to audit on a semiannual basis for compliance. The Company's manufacturing capability to date has been limited to manufacturing moderate quantities of its AESOP product, and limited quantities of its HERMES and ZEUS products. The Company does not have experience manufacturing its products in the volumes that will be necessary to achieve significant commercial sales. The Company may encounter difficulties in scaling up production of its products, in procuring the necessary supply of materials, components and contract services, or in hiring and training additional manufacturing personnel to support domestic and international demand. If the Company is unable to achieve commercial-scale production capability on a timely basis with acceptable quality and manufacturing yields and costs, or to achieve FDA and other governmental approvals, the ability of the Company to deliver products on a timely basis could be impaired.

COMPETITION

        The Company is aware that there are other companies working on design and development of both endoscope holding robots and surgical robots, as well as voice control of medical devices. Beyond direct competition, there is significant indirect competition. Many medical conditions that can be treated by the Company's products can also be treated with pharmaceuticals or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use.

MARKETING

        The Company's products are sold throughout the world. Payment terms worldwide are consistent with local practice. Orders are shipped as they are received and, therefore, no material backlog exists. No distributor organization or single customer accounted for more than 10% of 1998 revenue except for Stryker Corporation which accounted for $1,501,000 (14%) of 1998 revenue. In the United States, the Company sells directly to hospitals through an employee based sales organization. In Western Europe, the Company is developing an employee based sales organization which will be principally focused on sales in France and Germany. The Company intends to co-market the ZEUS product line with Medtronic, Inc. in Europe, the Middle East and Africa. Throughout the rest of the world, the Company uses independent distributor organizations including the Ethicon Endo-Surgery Division of Johnson & Johnson, Inc. Under the Company's OEM agreement with Stryker Corporation, Stryker may distribute the Company's HERMES product for control of various Stryker endoscopic devices on a worldwide basis.

RESEARCH AND DEVELOPMENT

        The Company's research and development function is focused on the development of new medical products and improvements to existing products. In addition, research and development expense reflects the Company's efforts to obtain FDA approval of certain products and processes and to maintain the highest quality standards of existing products. The Company's research and development expenses were $7,905,000 (75% of revenue), $4,149,000 (63% of revenue) and $1,359,000 (34% of revenue) in 1998, 1997 and 1996, respectively.

GOVERNMENT REGULATION

        The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in most instances, by state and foreign governmental authorities. Under the Federal Food, Drug and Cosmetic Act, and regulations thereunder, manufacturers of medical devices must comply with certain policies and procedures that regulate the composition, labeling, testing, manufacturing, packaging and distribution of medical devices. Medical devices are subject to different levels of government approval requirements, the most comprehensive of which require the completion of an FDA approved clinical evaluation program and submission and approval of a pre-market approval ("PMA") application before a device may be commercially marketed. The Company's ZEUS product may be subject to a PMA.

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

        The FDA also regulates recordkeeping for medical devices and reviews hospital and manufacturers' required reports of adverse experiences to identify potential problems with FDA-cleared devices. Aggressive regulatory action may be taken due to adverse experience reports. FDA device tracking and post-market surveillance requirements are expected to increase future regulatory compliance costs.

        Diagnostic-related groups ("DRG") reimbursement schedules regulate the amount the United States government, through the Health Care Financing Administration ("HCFA"), will reimburse hospitals and doctors for the inpatient care of persons covered by Medicare. While the Company is unaware of specific domestic price resistance as a result of DRG reimbursement policies, changes in current DRG reimbursement levels could have an adverse effect on its domestic pricing flexibility.

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

PATENTS, LICENSES AND PROPRIETARY RIGHTS

        Protection of the Company's intellectual property is important to the Company's business. The Company maintains a policy of seeking device and method patents on its inventions, obtaining copyrights on copyrightable materials and entering into proprietary information agreements with its employees and consultants with respect to technology which it considers important to its business. The Company also files for trademark registration and service mark registration on those marks which may be used in marketing efforts with respect to the products developed, sold and distributed by the Company. The Company also relies upon trade secrets, unpatented know-how and continuing technological innovation to develop and maintain its competitive position.

        The Company currently holds 14 issued United States patents and has over 50 domestic and foreign patent applications pending disclosing concepts related to medical devices and methods, medical robotics and speech recognition applications. More particularly, the Company has issued patents protecting several key aspects of its AESOP and ZEUS product lines. The Company has additional patent applications pending disclosing key aspects of its ZEUS Robotic Surgical System, as well as key aspects of its HERMES Control Center. The Company has filed corresponding international patent applications on certain of its key United States patents.

        There can be no assurance that patents will issue from any of the pending applications, or that issued patents will be of sufficient scope to provide meaningful protection of the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company. Notwithstanding the scope of the patent protection available to the Company, a competitor could develop other devices or methods for enabling minimally invasive surgical procedures that do not require the use of robotics or speech recognition, aspects of which are patented or pending patents.

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

PRODUCTS LIABILITY AND INSURANCE

        The medical device industry has historically been subject to products liability claims. Such claims could be asserted against the Company in the future for events not known to management at this time. Management has adopted risk management practices, including procurement of products liability insurance coverage, which management believes are prudent.

EMPLOYEES

        As of December 31, 1998, the Company had 146 full-time employees including 53 employees in sales and marketing, 50 employees in research and development, 28 employees in production and 15 employees in administration. It has never experienced a work stoppage as a result of labor disputes and none of its employees are represented by a labor organization.

INDUSTRY SEGMENT AND INTERNATIONAL OPERATIONS

        The medical device industry is the single industry segment in which the Company operates. The Company's export revenues were $1,225,000 (12% of revenue), $1,871,000 (28% of revenue) and $1,147,000 (28% of revenue) in 1998,
1997 and 1996, respectively.

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

YEAR 2000 COMPLIANCE

        The Company has completed its assessment of the impact of Year 2000. The Company's products have no Year 2000 issues. The Company will be required to update or replace its internal business systems software so that its business systems will continue to function properly. Completion of this activity is expected by October 1999 at an estimated cost of $300,000. See "Risk Factors that May Affect Future Results - Year 2000 Matters."

OTHER

        The Company has not been materially impacted by the effects of inflation or deflation during 1998.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

        Computer Motion operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. A number of these risks are highlighted below. These risks could affect our actual future results and could cause them to differ materially from any forward-looking statements we have made.

WE HAVE NEVER OPERATED PROFITABLY. We have incurred significant losses from our inception to date. Further, we expect to incur additional losses as we increase spending for research and development efforts, clinical trials, manufacturing capacity and sales force improvement. We can not assure you that we will ever achieve significant commercial revenues, particularly from sales of our HERMES or ZEUS product lines, both of which are still under development, or that we will become profitable. It is possible that we may encounter substantial delays or incur unexpected expenses related to the market introduction and acceptance of HERMES and ZEUS, or any future products.

RELIANCE ON FUTURE PRODUCTS AND UNCERTAINTY OF REGULATORY APPROVAL AND MARKET ACCEPTANCE. We anticipate that HERMES and ZEUS will comprise a substantial majority of our sales in the future. Accordingly, our future success depends on the successful development, regulatory clearance or approval, commercialization and market acceptance of these products. Even if we are successful in obtaining the necessary regulatory clearances or approvals for HERMES and ZEUS, their successful commercialization will depend upon our ability to demonstrate the clinical safety and efficacy, ease-of-use, reliability and cost-effectiveness of these products in a clinical setting. HERMES has only recently begun to be marketed and ZEUS has only recently begun to be used under a ten patient FDA Phase I human clinical trial. In order to conduct a multi-center clinical trial with ZEUS, we must submit and obtain approval from the FDA of an Investigational Device Exemption ("IDE") application. We can not assure you that the FDA will allow us to conduct clinical trials or that ZEUS will prove to be safe and effective in clinical trials under United States or international regulatory requirements. It is also possible that we may encounter problems in clinical testing that cause a delay in or prohibit commercialization of ZEUS. Moreover, the clinical trials may identify significant technical or other obstacles to overcome prior to obtaining necessary regulatory or reimbursement approvals, resulting in significant additional product development expense and delays. Even if the safety and efficacy of procedures using HERMES and ZEUS is established, surgeons may elect not to recommend the use of these products for any number of reasons, including inadequate levels of reimbursement. Broad use of our products will require significant surgeon training and practice, and the time and expense required to complete such training and practice could adversely affect market acceptance.

GOVERNMENT REGULATION. Our products in the United States are regulated as medical devices by the FDA. The process of obtaining United States regulatory approvals and clearances is lengthy, expensive and uncertain. Commercial distribution of our products in foreign countries is also subject to varying government regulations which could delay or restrict marketing of our products in those countries. In addition, such regulatory authorities may impose limitations on the use of our products. We have obtained the CE mark for all of our products which means these products can be sold in all the member countries of the European Union. Our manufacturing operations are subject to the FDA's Quality System Regulations and similar regulations in other countries regarding the manufacturing, testing, labeling, recordkeeping and storage of devices and the failure to maintain compliance would have an adverse effect on our operations.

INTENSE COMPETITION. The minimally invasive surgery market has been, and will likely continue to be, highly competitive. Many competitors in this market have significantly greater financial resources and experience than us. Many medical conditions that can be treated using our products, particularly ZEUS, can also be treated by pharmaceuticals or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other procedures could make such therapies more effective or less expensive than using our products and could render our products obsolete or unmarketable. We can not be certain that physicians will use our products to replace or supplement established treatments or that our products will be competitive with current or future technologies.

LIMITATIONS ON THIRD-PARTY REIMBURSEMENT. In the United States, our products will be acquired primarily by medical institutions which then bill various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans for the healthcare services they provide their patients. Government agencies, certain private insurers and certain other payors generally reimburse hospitals for medical treatment at a fixed rate based on schedules established by the Health Care Finance Administration. We believe that the procedures using our products will be eligible for reimbursement under existing reimbursement schedules. However, Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement. Even if a procedure is covered by such schedules, payors may deny reimbursement if they determine that the device used in the treatment was unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication. Many international markets have government managed healthcare systems that control reimbursement for new products and procedures. In most markets, there are private insurance systems, as well as governmental managed systems, that control reimbursement for new products and procedures. Market acceptance of our products may depend on the availability and level of reimbursement in international markets we target. We can not be certain that we will obtain reimbursement in any country within a particular time, or at all.

DEPENDENCE ON PATENTS AND PROPRIETARY TECHNOLOGY. Our success will depend, in part, on our ability to obtain and maintain patent protection for our products, to preserve our trade secrets, and to operate without infringing the proprietary rights of others. We seek to protect our proprietary positions by filing United States and foreign patent applications related to our technology, inventions and improvements that are important to the development of our business. We cannot be certain that our issued patents or any patents that may be issued will not be challenged, invalidated or circumvented in the future. Further, it is possible that our competitors, many of which have substantially more resources than us and have made substantial investments in competing technologies, will apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or internationally. We can not assure you that we will not become subject to patent infringement claims or litigation.

RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT DEVELOPMENT. The market for our products is characterized by rapidly changing technology and new product introductions and enhancements. Our success will depend to a significant extent upon our ability to enhance and expand the utility of our products so that they gain market acceptance. We maintain research and development programs to continually improve and refine our current product offerings and develop new products. We can not assure you that we will be successful in identifying, developing, manufacturing and marketing new products or enhancing our existing products on a timely or cost-effective basis. Moreover, we may encounter technical problems in connection with our product development efforts that could delay the introduction of new products or product enhancements.

CONTROL BY MANAGEMENT. Our present directors and executive officers beneficially own approximately 30% of the Company's outstanding common stock. These shareholders, acting together, have the ability to significantly influence the election of the Company's directors and other shareholder actions and, as a result, direct the operation of our business, including delaying or preventing a proposed acquisition of the Company.

DEPENDENCE ON KEY PERSONNEL. Our future business and operating results depend in significant part on our key management, scientific, technical and sales personnel, many of whom would be difficult to replace, and future success will depend partially upon our ability to retain these persons and recruit additional qualified management, technical, marketing, sales, regulatory, clinical and manufacturing personnel. Competition for such personnel is intense, and we may have difficulty in attracting or retaining such personnel.

FLUCTUATIONS IN OPERATING RESULTS AND MARKET VOLATILITY. Our results of operations may vary significantly from quarter to quarter depending upon numerous factors, including the following: (i) delays associated with the FDA and other regulatory clearance and approval processes; (ii) healthcare reimbursement policies; (iii) timing and results of clinical trials; (iv) demand for our products; (v) changes in pricing policies by us or our competitors; (vi) the number, timing and significance of our competitors' product enhancements and new products; and (vii) product quality issues.

The market price of our common stock is likely to be volatile and may be affected by: (i) actual or anticipated decisions by the FDA with respect to approvals or clearances of our or our competitors' products; (ii) actual or anticipated fluctuations in our operating results; (iii) announcements of technological innovations; (iv) new commercial products announced or introduced by us or our competitors; (v) changes in third party reimbursement policies;
(vi) developments concerning our or our competitors' proprietary rights; (vii) conditions and trends in the medical device industry; (viii) governmental regulation; (ix) changes in financial estimates by securities analysts; and (x) general stock market conditions.

EXPANSION OF MARKETING ACTIVITIES AND LIMITED DISTRIBUTION. We anticipate significantly increasing the number of sales personnel to more fully cover our target markets, particularly as we expand our product offerings. It is possible we will be unable to compete effectively in attracting, motivating and retaining qualified sales personnel. We currently intend to market and sell our products outside the United States and Europe principally through distributors. In order to accomplish this, we will be required to expand our distributor network. We may not be able to identify suitable distributors or negotiate acceptable distribution agreements. Any such distribution agreements may not result in significant sales.

DEPENDENCE ON INDEPENDENT CONTRACT MANUFACTURERS AND LIMITED MANUFACTURING EXPERIENCE. We rely on independent contract manufacturers, some of which are single source suppliers, for the manufacture of the principal components of AESOP. Shortages of raw materials, production capacity constraints or delays on the part of our contract manufacturers could negatively affect our ability to ship products and derive revenue. We do not have experience manufacturing our products in commercial quantities. Our manufacturing experience to date has been focused primarily on assembling components produced by third party manufacturers for AESOP. Our manufacturing activities to date with respect to HERMES and ZEUS have consisted primarily of manufacturing a limited number of products. In scaling up manufacturing of new products, we may encounter difficulties involving quality control and assurance, component availability, adequacy of control policies and procedures, lack of qualified personnel and compliance with FDA's Quality System Regulations requirements. We may elect to internally manufacture components currently provided by third parties or to implement new production processes. We can not assure you that manufacturing yields or costs will not be adversely affected by a transition to in-house production or to new production processes if such efforts are undertaken.

YEAR 2000 MATTERS. Many existing information technology ("IT") systems, such as computer systems and software products, were not designed to correctly process dates after December 31, 1999. We have assessed the impact of such "Year 2000" issues on our products and internal IT systems, as well as on our significant suppliers. We have completed testing of our products and have not identified any areas of non-compliance with respect to Year 2000 issues. We have also evaluated our internal IT systems and have determined that our business system is not Year 2000 compliant. We have developed a plan to replace this system in a timely fashion at a cost of approximately $300,000. We have also initiated discussions with our significant suppliers regarding their plans to investigate, identify and remedy their Year 2000 issues. While we anticipate cooperation in these efforts from our significant suppliers, they are outside our control. If any of our significant suppliers fail to appropriately address their Year 2000 issues, such failure could have a material adverse effect on our business, financial condition and results of operations. For example, if Year 2000 problems experienced by any of our significant suppliers result in or contribute to delays or interruptions of our delivery of products or services, such delays or interruptions could have a material adverse effect on our business, financial condition and results of operations. In addition, many of our customers depend, in part, on third-party payors, both private and governmental, for much of their revenues. Any inability of our customers to obtain payment from such payors could impact their ability to pay for our products. Finally, we could be materially adversely affected by a disruption in the economy generally resulting from Year 2000 issues.

Should we not be completely successful in mitigating internal and external Year 2000 risks, the result could be a system failure or miscalculation causing disruption of our or our customers' or suppliers' operations, including among other things, a temporary inability to process transactions, manufacture products, send invoices, or engage in similar normal business activities. We believe that under a worst case scenario, we could continue the majority of normal business activities on a manual basis. As to our suppliers and customers, we do not currently have a contingency plan with respect to potential Year 2000 failures of these parties. In the event that we can not obtain reasonable assurances from current suppliers, particularly single source suppliers, we may choose to qualify additional suppliers.

RISK OF PRODUCT LIABILITY CLAIMS. We face an inherent business risk of financial exposure to product liability claims in the event that the use of our products results in personal injury or death. We also face the possibility that defects in the design or manufacture of our products might necessitate a product recall. It is possible that we will experience losses due to product liability claims or recalls in the future. We currently maintain product liability insurance with coverage limits of $5,000,000, but future claims may exceed these coverage limits.

MANAGEMENT OF GROWTH. Our growth will continue to place significant demands on our management and resources. In order to compete effectively against current and future competitors, prepare products for clinical trials and develop future products, we believe we must continue to expand our operations, particularly in the areas of research and development and sales and marketing. It is likely that we will be required to implement additional operating and financial controls, hire and train additional personnel, install additional reporting and management information systems and expand our physical operations. Our future success will depend, in part, on our ability to manage future growth and we can not assure you that we will be successful.

ADVERSE DILUTIVE IMPACT OF OPTIONS AND WARRANTS. The exercise of existing stock options and warrants, totaling 2,982,531 shares, of which 1,944,920 were exercisable at December 31, 1998, would have a dilutive effect on the interests of current investors and may have an adverse effect on the market price of our common stock.

ITEM 2. PROPERTIES

        The Company leases approximately 32,000 square feet of office and manufacturing space in an office park in Goleta, California and a small sales office in Strasbourg, France. The Company is currently seeking to expand its leased space in Goleta.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

         Information on executive officers is set forth below:


NAME                       AGE                               POSITION
----                       ---                               --------
Robert W. Duggan            54       Chairman of the Board and Chief Executive Officer
Yulun Wang                  38       Chief Technical Officer, Founder and Director
Stephen L. Wilson           46       Executive Vice President, Chief Financial Officer
                                     and Secretary
John M. Greathouse          37       Vice President of Business Development
David A. Stuart             43       Vice President of Operations

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

        STEPHEN L. WILSON joined the Company as Executive Vice President, Chief Financial Officer and Secretary in June 1997. Prior to joining the Company, Mr. Wilson had served as the Vice President of Finance and Chief Financial Officer of St. Jude Medical, Inc., a medical device manufacturer, since 1990.

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

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

        The Company's common stock is quoted on the Nasdaq National Market under the symbol "RBOT." The high and low sale prices for the Company's common stock during 1998 and 1997 (from August 12, 1997, the date trading in the stock commenced) are set forth below.


                                                           High          Low
                                                           ----          ---
      Year Ended December 31, 1998
      ----------------------------
      Fourth Quarter....................................  $13.38        $7.50
      Third Quarter.....................................  $13.06        $6.25
      Second Quarter....................................  $17.63        $9.88
      First Quarter.....................................  $13.00        $8.81


                                                           High          Low
                                                           ----          ---
      Year Ended December 31, 1997
      ----------------------------
      Fourth Quarter....................................  $13.63        $7.88
      Third Quarter (commencing August 12, 1997)........  $15.00       $13.38
      Second Quarter....................................    N/A          N/A
      First Quarter.....................................    N/A          N/A

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

        The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by the Company's Board of Directors and will depend on the Company's financial condition, results of operations and other factors deemed relevant by its Board of Directors at the time. As of March 22, 1999, there were approximately 3,500 shareholders of record.

        The Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission (Registration No. 333-29505) for 2,875,000 shares of its common stock was declared effective on August 11, 1997. Proceeds from the offering, net of underwriting discounts and commissions and direct offering expenses, were $36,740,000. During 1998, the Company used $16,978,000 of these proceeds. The proceeds were principally used to support the cash loss from operations of $12,928,000, increase working capital by $2,450,000 and purchase property and equipment for $1,784,000. The remaining proceeds of the offering have been invested in short-term investment grade debt securities. Proceeds from the offering will continue to be used to fund the Company's operating losses and capital requirements.

ITEM 6. SELECTED FINANCIAL DATA


        The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Company's consolidated financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1998 Annual Report to Shareholders. The selected financial data is derived from consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants.

                                                 Year Ended December 31,
                       ----------------------------------------------------------------------------
                           1998             1997            1996           1995           1994
                       --------------   -------------    -----------    -----------    ------------
Revenue                  $10,586,000      $6,611,000     $4,057,000     $2,271,000        $607,000

Net loss                ($11,545,000)    ($9,219,000)   ($4,559,000)   ($3,590,000)    ($3,244,000)

Net loss per share            ($1.45)         ($2.12)        ($2.68)        ($2.12)         ($1.90)

Weighted average common
shares outstanding         7,959,000       4,343,000      1,701,000      1,691,000       1,706,000

Total assets             $30,444,000     $37,313,000     $3,489,000     $2,017,000      $4,699,000

Long-term liabilities    $        --     $        --     $9,132,000       $605,000        $126,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 21 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's financial instruments include cash and short-term investment grade debt securities. At December 31, 1998, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

        It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, the Company does not have significant overall currency exposure at December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated Financial Statements of the Company and Report of Independent Public Accountants set forth on pages 22 through 30 of the Company's 1998 Annual Report to Shareholders are incorporated herein by reference:

        Consolidated Statements of Operations - Years ended December 31, 1998, 1997 and 1996

        Consolidated Balance Sheets - December 31, 1998 and 1997

        Consolidated Statements of Shareholders' Equity (Deficit) - Years ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

        Notes to Consolidated Financial Statements

        Report of Independent Public Accountants

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information set forth under the caption "Election of Directors" in the Company's definitive proxy statement dated March 26, 1999, is incorporated herein by reference. Information on executive officers is set forth in Part I,
Item 4A hereto.

ITEM 11. EXECUTIVE COMPENSATION

        The information set forth under the caption "Executive Compensation and Other Information" in the Company's definitive proxy statement dated March 26, 1999, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy statement dated March 26, 1999, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the caption "Election of Directors" in the Company's definitive proxy statement dated March 26, 1999, is incorporated herein by reference.


                                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

        (1) FINANCIAL STATEMENTS

            The following Consolidated Financial Statements of the Company and Report of Independent Public Accountants as set forth on pages 22 through 30 of the Company's 1998 Annual Report to Shareholders are incorporated herein by reference:

            Consolidated Statements of Operations -Years ended December 31, 1998, 1997 and 1996

            Consolidated Balance Sheets - December 31, 1998 and 1997

            Consolidated Statements of Shareholders' Equity (Deficit) - Years ended December 31, 1998, 1997 and 1996

            Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

            Notes to Consolidated Financial Statements

            Report of Independent Public Accountants

        (2) FINANCIAL STATEMENT SCHEDULE

        The following financial statement schedule is filed as part of this
Report:


       SCHEDULE                                                         PAGE
        NUMBER                      DESCRIPTION                        NUMBER
       --------                     -----------                        ------
          II             Valuation and Qualifying Accounts               21
--------------------------------------------------------------------------------

        The report of the Company's independent public accountants with respect to the above-listed financial statement schedule appears on page 20 of this Report.

        All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable.

        (3) EXHIBITS

          Exhibit
            No.                             Description
         ----------   ----------------------------------------------------------
            3.1       Second Amended and Restated Certificate of Incorporation.*
            3.2       Bylaws of the Company.*
           10.1       Computer Motion, Inc. Tandem Stock Option Plan.*
           10.2       Development and Supply Agreement between the Stryker Endoscopy
                      Division of Stryker Corporation and the Company dated August 21,
                      1996.*(1)
           10.3       Registration Agreement between the Company and certain
                      shareholders.*
           10.4       Sales Agreement between the Company and Medtronic, Inc.
                      dated May 28, 1997.*(1)
           10.5       Form of Warrant to Purchase Common Stock issued in connection with Bridge Financing Agreements.*
           10.6       Purchaser Representation and Subscription Agreement
                      relating to the Company's Series E Preferred Stock and
                      Warrant to Purchase Common Stock.*
           10.7       Form of Redeemable Warrant to Purchase Common Stock of the
                      Company issued in conjunction with the Company's Series E
                      Preferred Stock.*
           10.8       Business Agreement between the Company and Bulova Technologies,
                      L.L.C. dated February 18, 1997.*(1)
           10.9       Lease between the Company and University Business Center
                      Associates dated March 1, 1994 and amendment thereto dated
                      October 19, 1996.*
           10.10      Form of Indemnification Agreement for Officers and Directors
                      of the Company.*
           10.11      Agreement relating to the Company's employment of Stephen
                      L. Wilson.*
           10.12      Computer Motion, Inc. Employee Stock Purchase Plan, as amended through September 30, 1997.**
           10.13      Leases between the Company and University Business Center
                      Associates dated September 19, 1997.**


          Exhibit
            No.                             Description
         ----------   --------------------------------------------------------
           10.14      Computer Motion, Inc. 1997 Stock Incentive Plan*
           13.1       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations and Consolidated
                      Financial Statements from the 1998 Annual Report to
                      Shareholders.
           21.1       Subsidiaries of the Company.
           23.1       Consent of Arthur Andersen LLP.
           27.1       Financial Data Schedule.

----------------------

 * Incorporated by reference to the Company's Form S-1 Registration Statement No. 333-29505 declared effective August 11, 1997.

(1) Registrant has sought confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(b)  REPORTS ON FORM 8-K

     None.

(c)  EXHIBITS

     See Item 14(a)(3) of this Report.

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     COMPUTER MOTION, INC.


March 26, 1999                       /s/   Robert W. Duggan
--------------                       -------------------------------------------
Date                                 Robert W. Duggan
                                     Chairman and Chief Executive Officer
                                     (Principal Executive Officer)


March 26, 1999                       /s/   Stephen L. Wilson
--------------                       -------------------------------------------
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


/s/   Daniel R. Doiron                      Director                  March 26, 1999
--------------------------------
Daniel R. Doiron


/s/   Robert W. Duggan                      Director                  March 26, 1999
--------------------------------
Robert W. Duggan


/s/   W. Peter Geis                         Director                  March 26, 1999
--------------------------------
W. Peter Geis


/s/   M. Jacqueline Eastwood                Director                  March 26, 1999
--------------------------------
M. Jacqueline Eastwood


/s/   William D. Williams                   Director                  March 26, 1999
--------------------------------
William D. Williams


/s/   Yulun Wang                            Director                  March 26, 1999
--------------------------------
Yulun Wang

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
  Computer Motion, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Computer Motion, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 2, 1999. Our audits were made for the purpose of expressing an opinion on those statements taken as a whole. The schedule listed in the index above is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subject to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/  Arthur Andersen LLP


Woodland Hills, California
February 2, 1999

                              COMPUTER MOTION, INC.

                          YEAR ENDED DECEMBER 31, 1998

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                   BALANCE AT
                                   BEGINNING                                        BALANCE AT
         DESCRIPTION               OF PERIOD       ADDITIONS       DEDUCTIONS      END OF PERIOD
------------------------------     ----------      ---------       ----------      -------------
Year ended December 31, 1998
  Allowance for doubtful accounts    $62,000        $298,000        $106,000          $254,000

Year ended December 31, 1997
  Allowance for doubtful accounts     75,000          28,000          41,000            62,000

Year ended December 31, 1996
  Allowance for doubtful accounts      5,000         118,000          48,000            75,000

                                 EXHIBIT INDEX


          Exhibit
            No.                             Description
         ----------   ----------------------------------------------------------
            3.1       Second Amended and Restated Certificate of Incorporation.*
            3.2       Bylaws of the Company.*
           10.1       Computer Motion, Inc. Tandem Stock Option Plan.*
           10.2       Development and Supply Agreement between the Stryker Endoscopy
                      Division of Stryker Corporation and the Company dated August 21,
                      1996.*(1)
           10.3       Registration Agreement between the Company and certain
                      shareholders.*
           10.4       Sales Agreement between the Company and Medtronic, Inc.
                      dated May 28, 1997.*(1)
           10.5       Form of Warrant to Purchase Common Stock issued in connection with Bridge Financing Agreements.*
           10.6       Purchaser Representation and Subscription Agreement
                      relating to the Company's Series E Preferred Stock and
                      Warrant to Purchase Common Stock.*
           10.7       Form of Redeemable Warrant to Purchase Common Stock of the
                      Company issued in conjunction with the Company's Series E
                      Preferred Stock.*
           10.8       Business Agreement between the Company and Bulova Technologies,
                      L.L.C. dated February 18, 1997.*(1)
           10.9       Lease between the Company and University Business Center
                      Associates dated March 1, 1994 and amendment thereto dated
                      October 19, 1996.*
           10.10      Form of Indemnification Agreement for Officers and Directors
                      of the Company.*
           10.11      Agreement relating to the Company's employment of Stephen
                      L. Wilson.*
           10.12      Computer Motion, Inc. Employee Stock Purchase Plan, as amended through September 30, 1997.**
           10.13      Leases between the Company and University Business Center
                      Associates dated September 19, 1997.**
           10.14      Computer Motion, Inc. 1997 Stock Incentive Plan*
           13.1       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations and Consolidated
                      Financial Statements
                      from the 1998 Annual Report to Shareholders.
           21.1       Subsidiaries of the Company.
           23.1       Consent of Arthur Andersen LLP.
           27.1       Financial Data Schedule.

----------------------

 * Incorporated by reference to the Company's Form S-1 Registration Statement No. 333-29505 declared effective August 11, 1997.

(1) Registrant has sought confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.