Form 10-Q
period 1999-03-31
COMPUTER MOTION INC
filed 1999-05-11
CIK 906829

                                    FORM 10-Q




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 1999



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

As of May 4, 1999 there were 8,416,425 shares of the Registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                              COMPUTER MOTION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                 March 31,
                                                     ---------------------------------
                                                        1999                  1998
                                                     -----------           -----------
Revenue                                              $ 3,952,000           $ 2,077,000
Cost of revenue                                        1,714,000               893,000
                                                     -----------           -----------
Gross profit                                           2,238,000             1,184,000
Selling, general and administrative expense            2,973,000             2,575,000
Research and development expense                       2,234,000             1,745,000
                                                     -----------           -----------
Loss from operations                                  (2,969,000)           (3,136,000)
Other income                                            (239,000)             (413,000)
                                                     -----------           -----------
Loss before income taxes                              (2,730,000)           (2,723,000)
Provision for taxes                                        6,000                 7,000
                                                     -----------           -----------
Net loss                                             $(2,736,000)          $(2,730,000)
                                                     ===========           ===========
Weighted average shares outstanding used
   to compute net loss per share                       8,389,000             7,792,000
                                                     ===========           ===========
Net loss per share - basic and diluted               $      (.33)          $      (.35)
                                                     ===========           ===========


See notes to condensed financial statements.

                              COMPUTER MOTION, INC.
                            CONDENSED BALANCE SHEETS

                                                                         March 31,         December 31,
                                                                           1999               1998(1)
                                                                        ------------       ------------
                                                                        (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                          $ 10,367,000       $  5,577,000
     Marketable securities                                                 7,727,000         15,736,000
     Accounts receivable                                                   3,842,000          2,856,000
     Inventories                                                           3,136,000          3,281,000
     Prepaid expenses                                                        461,000            347,000
                                                                        ------------       ------------
Total current assets                                                      25,533,000         27,797,000
Plant and equipment, net                                                   2,519,000          2,375,000
Other assets                                                                 267,000            272,000
                                                                        ------------       ------------

Total assets                                                            $ 28,319,000       $ 30,444,000
                                                                        ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $  1,882,000       $  1,623,000
     Accrued expenses                                                      2,045,000          1,951,000
                                                                        ------------       ------------
Total current liabilities                                                  3,927,000          3,574,000

Shareholders' equity:
     Preferred stock, $.001 par value; authorized-5,000,000 shares                --                 --
     Common stock, $.001 par value; authorized 25,000,000 shares
         outstanding - 8,404,479 and 7,916,316 shares                          8,000              8,000
     Additional paid-in capital                                           61,008,000         60,813,000
     Deferred compensation expense                                          (690,000)          (753,000)
     Accumulated deficit                                                 (35,934,000)       (33,198,000)
                                                                        ------------       ------------
Total shareholders' equity                                                24,392,000         26,870,000
                                                                        ------------       ------------

Total liabilities and shareholders' equity                              $ 28,319,000       $ 30,444,000
                                                                        ============       ============

-------------
(1) Derived from audited financial statements for the year ended December 31, 1998.

See notes to condensed financial statements.

                              COMPUTER MOTION, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                  -------------------------------
                                                                                      1999               1998
                                                                                  ------------       ------------
Cash flows from operating activities:
     Net loss                                                                     $ (2,736,000)      $ (2,730,000)
     Adjustments to reconcile net loss to cash used by operating activities:
     Depreciation and amortization                                                     204,000             87,000
     Provision for doubtful accounts                                                    51,000             43,000
     Common stock issued for services                                                       --             24,000
     Compensation expense for stock options, warrants and common stock
        issued below fair market value                                                  63,000            169,000
     Other                                                                             (16,000)           (75,000)
     Increase in working capital                                                      (652,000)          (229,000)
                                                                                  ------------       ------------
         Net cash used in operating activities                                      (3,086,000)        (2,711,000)

Cash flows from investing activities:
     Purchase of plant and equipment                                                  (347,000)          (414,000)
     Net proceeds from short-term investments                                        8,009,000           (145,000)
                                                                                  ------------       ------------
         Net cash provided by (used in) investing activities                         7,662,000           (559,000)
Cash flows from financing activities:
     Proceeds from common stock and warrant issuance                                        --             40,000
     Proceeds from stock option and warrant exercises                                  214,000            639,000
                                                                                  ------------       ------------
         Net cash provided by financing activities                                     214,000            679,000
                                                                                  ------------       ------------
         Increase (decrease) in cash and cash equivalents                            4,790,000         (2,591,000)
Cash and cash equivalents at beginning of period                                     5,577,000         22,555,000
                                                                                  ------------       ------------
Cash and cash equivalents at end of period                                        $ 10,367,000       $ 19,964,000
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

         The operating results of the interim periods presented are not necessarily indicative of the results expected for the year ending December 31, 1999 or for any other interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This report contains forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially due to factors that include, but are not limited to, the risks discussed herein under "Risk Factors That May Affect Future Results" as well as those discussed in the "Risk Factors That May Affect Future Results" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

OVERVIEW

         Computer Motion, Inc. (the "Company") develops and markets proprietary robotic and computerized surgical systems that are intended to enhance a surgeon's performance and centralize and simplify a surgeon's control of the operating room ("OR"). The Company believes that its products will provide surgeons with the precision and dexterity necessary to perform complex, minimally invasive surgical procedures, as well as enable surgeons to control critical devices in the OR through simple verbal commands. The Company believes that its products will broaden the scope and increase the effectiveness of minimally invasive surgery, improve patient outcomes, and create a safer, more efficient and cost effective OR.

         The Company's AESOP(R) robotic endoscope positioning system is Food and Drug Administration ("FDA") cleared. AESOP allows direct surgeon control of the endoscope through simple verbal commands, eliminating the need for a member of a surgical staff to manually control the camera and providing a more stable and sustainable endoscopic image. The Company believes that AESOP is the world's first FDA-cleared robot and first voice control interface for a surgical device. Several hundred AESOP units have been sold worldwide, which the Company believes have been used to perform tens of thousands of procedures.

         The Company's HERMES(TM) Control Center is designed to enable a surgeon to directly control multiple OR devices, including various laparoscopic, arthroscopic and video devices, as well as the Company's robotic devices, through simple verbal commands. HERMES also provides standardized visual and digitized voice feedback to a surgical team. The Company believes that the enhanced control and feedback provided by HERMES has the potential to improve safety, increase efficiency, shorten procedure times and reduce costs. Seven 510
(k) submissions relating to HERMES have been cleared by the FDA and Stryker Corporation is currently marketing HERMES under an OEM agreement with the Company.

         The Company's ZEUS(TM) Robotic Surgical System is designed to fundamentally improve a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive surgical procedures, including fully endoscopic multivessel coronary artery bypass grafts ("E-CABG(TM)") which are currently very difficult or impossible to perform endoscopically. ZEUS is comprised of three surgeon-controlled robotic arms, one of which positions the endoscope and two of which manipulate surgical instruments. The Company believes that ZEUS will improve a surgeon's dexterity and precision and enhance visualization of, and access to, confined operative sites. The Company also believes that new minimally invasive surgical procedures performed with ZEUS will result in reduced patient pain and trauma, fewer complications, lessened cosmetic concerns and shortened convalescent periods and will increase the number of patients qualified for certain surgical procedures. In addition, the Company believes that an increase in minimally invasive procedures will result in lower overall healthcare costs to providers, payors and patients. The Company has completed Phase I clinical trials for both ZEUS-based tubal reanastomosis procedures and ZEUS-based cardiac procedures under Investigational Device Exemptions ("IDE"). The Company is currently seeking clearance from the FDA to commence a multi-center pivotal ZEUS-based cardiac clinical trial in the United States and will be seeking clearance from the FDA to commence other ZEUS-based cardiac and non-cardiac clinical trials within the next several months.

         The Company has sustained significant losses since inception and expects to continue to incur significant losses due to research and development efforts, costs associated with obtaining regulatory approvals and clearances, continued marketing expenditures to increase sales and other costs associated with the Company's anticipated growth. Furthermore, the Company anticipates that its operating results may fluctuate significantly from quarter to quarter in the future, depending on a number of factors, many of which are outside the Company's control. These factors include timing and results of clinical trials, delays associated with FDA and other clearance processes, clinician, hospital and payor acceptance of the Company's products, the number, timing and significance of product enhancements and new products by the Company and its competitors, health care reimbursement policies and product performance and quality issues.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 compared to the Three Months Ended March 31, 1998.

         Revenue. Revenue increased $1,875,000 (90%) to $3,952,000 for the three months ended March 31, 1999 from $2,077,000 for the same period in 1998. The Company's HERMES(TM) and ZEUS(TM) product lines were principally responsible for the revenue increase. HERMES revenue of $1,154,000 for the quarter was up 382% from prior year levels and resulted mainly from commercial shipments of the HERMES Control Center and related ancillary products under the Company's OEM arrangement with its initial HERMES alliance partner, Stryker Corporation. ZEUS revenue of $1,209,000 for the quarter was up 307% from prior year levels and related to the sale of one ZEUS system in Europe and on-going contractual payments from hospitals where ZEUS Robotic Surgical Systems have been installed under research and clinical development arrangements. AESOP(R) first quarter revenue of $1,589,000 increased 3% over the previous year's first quarter level mainly as a result of higher average selling prices.

         Gross Profit. Gross profit increased $1,054,000 (89%) to $2,238,000 for the three months ended March 31, 1999 from $1,184,000 for the same period in 1998. Gross margin decreased slightly to 56.6% in the first quarter 1999 from 57.0% in the first quarter 1998. Gross margin continues to be negatively affected by costs associated with the ZEUS product line as older products in the field are replaced with upgraded or new products and as the Company places ZEUS systems under short-term rental agreements. Pressure on gross margins will continue until the Company receives FDA clearance for ZEUS and is able to produce and sell at a greater volume.

         Selling, General and Administrative. Selling, general and administrative expense increased $398,000 (15%) to $2,973,000 for the three months ended March 31, 1999 from $2,575,000 for the same period in 1998. The increase was due mainly to the addition of domestic sales and field support personnel as the Company expanded its domestic sales force and service and training capability. The new hires caused increased recruiting and relocation costs, and higher travel and business related expenses. The Company expects selling, general and administrative expense to increase in future periods as it continues to expand its revenue and its sales, service and training capability.

         Research and Development. Research and development expense increased $489,000 (28%) to $2,234,000 for the three months ended March 31, 1999 from $1,745,000 for the same period in 1998, primarily as a result of the addition of personnel, increased development efforts and pre-clinical and clinical trial activities related principally to the ZEUS product line. The Company expects research and development expenditures to increase as it continues to develop its technologies and conduct clinical trials.

         Other Income. Other income of $239,000 for the three months ended March 31, 1999 compared to other income of $413,000 for the three months ended March 31, 1998. Other income for both periods was principally comprised of interest income derived from proceeds of the Company's IPO which was completed in August 1997.

         Income Taxes. Minimal provisions for the state franchise taxes have been recorded for the Company's pre-tax losses to date. As of December 31, 1998, the Company had federal and state net operating loss (NOL) carryforwards of approximately $28,000,000 and $8,000,000, respectively which are available to offset future federal and state taxable income. Federal carryforwards expire fifteen years after the year of loss and state carryforwards expire five years after the year of loss. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding its realization.

         Net Loss. The net loss for the first quarter 1999 was $2,736,000 ($.33 per share) compared to $2,730,000 ($.35 per share) for the first quarter 1998 as increased gross profits derived from increased revenue were offset by the sum of increased operating expenses and reduced other income. Weighted average shares outstanding increased from 7,792,000 to 8,389,000 mainly as a result of the exercise of stock options and warrants.

FINANCIAL CONDITION

         Since its inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $35,934,000 as of March 31, 1999. Until its initial public offering in August 1997, the Company had primarily relied on proceeds from issuance of preferred and common stock and bridge debt financing to fund its operations.

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

         In 1997, the Company used $3,250,000 of the net proceeds from the IPO for repayment of certain outstanding indebtedness and $490,000 to make capital purchases. In 1998, the Company made capital purchases totaling $1,784,000. For the first three months of 1999, capital purchases were $347,000. Proceeds from the IPO are also funding the Company's current operating losses. The remaining net proceeds of the IPO of $18,094,000 have been invested in short-term investment grade debt securities.

         At March 31, 1999, the Company's current ratio (current assets divided by current liabilities) was 6.5 to 1 versus 7.8 to 1 at December 31, 1998, and reflects the use of the initial public offering proceeds to fund operations.

         For the three months ended March 31, 1999, the Company's net cash used by operating activities of $3,086,000 was primarily attributable to the net loss and, to a lessor extent, an increase in accounts receivable.

         For the three months ended March 31, 1999, cash outflow from purchases of plant and equipment was $347,000. The Company currently has no material commitments for capital expenditures, but is planning to procure additional leased space in anticipation of continued business growth.

         For the three months ended March 31, 1999, net cash provided by financing activities of $214,000 was attributable to proceeds from stock option and warrant exercises.

         Our operations to date have consumed substantial amounts of cash, and we expect our capital and operating expenditures to continue to increase. We believe that the net proceeds of our initial public offering should be adequate to fund our expected operating losses and satisfy our capital requirements at least through 1999. Our need for additional financing will depend upon numerous factors, including, but not limited to, the extent and duration of our future operating losses, the level and timing of future revenue and expenditures, the progress and scope of clinical trials, the timing and costs required to receive both United States and international governmental approvals or clearances, market acceptance of new products, the results and scope of ongoing research and development projects, the costs of training physicians to become proficient in the use of our products and procedures, and the costs of further developing marketing and distribution capabilities. To the extent that existing resources are insufficient to fund our activities, we may seek to raise additional funds through public or private financing. We can not assure you that additional financing, if required, would be available on acceptable terms, if at all. If adequate funds are not available, our business, financial condition and results of operations would be materially adversely affected.

YEAR 2000 MATTERS

Many existing information technology ("IT") systems, such as computer systems and software products, were not designed to correctly process dates after December 31, 1999. We have assessed the impact of such "Year 2000" issues on our products and internal IT systems, as well as on our significant suppliers. We have completed testing of our products and have not identified any areas of non-compliance with respect to Year 2000 issues. We have also evaluated our internal IT systems and have determined that our business system is not Year 2000 compliant. We have developed a plan to replace this system in a timely fashion at a cost of approximately $300,000. We have also initiated discussions with our significant suppliers regarding their plans to investigate, identify and remedy their Year 2000 issues. While we anticipate cooperation in these efforts from our significant suppliers, they are outside our control. If any of our significant suppliers fail to appropriately address their Year 2000 issues, such failure could have a material adverse effect on our business, financial condition and results of operations. For example, if Year 2000 problems experienced by any of our significant suppliers result in or contribute to delays or interruptions of our delivery of products or services, such delays or interruptions could have a material adverse effect on our business, financial condition and results of operations. In addition, many of our customers depend, in part, on third-party payors, both private and governmental, for much of their revenues. Any inability of our customers to obtain payment from such payors could impact their ability to pay for our products. Finally, we could be materially adversely effected by a disruption in the economy generally resulting from Year 2000 issues.

         Should we not be completely successful in mitigating internal and external Year 2000 risks, the result could be a disruption of our operations, including among other things, a temporary inability to process transactions, manufacture products, send invoices, or engage in similar normal business activities. We believe that under a worst case scenario, we could continue the majority of normal business activities on a manual basis. As to our suppliers and customers, we do not have a contingency plan with respect to potential Year 2000 failures of these parties; however, in the event that we can not obtain reasonable assurances from current suppliers, particularly single source suppliers, we may chose to qualify additional suppliers.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         Computer Motion operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion summarizes some of these risks which could affect our actual future results and could cause them to differ materially from any forward-looking statements we have made.

         We have a limited operating history and have not yet made a profit. The HERMES and ZEUS product lines are important to our future success and ZEUS has not achieved U.S. regulatory clearance, and neither product has achieved market acceptance. Government regulation of the medical device industry is strict and regulatory approvals are generally lengthy, expensive and uncertain. Third-party payors may be unwilling to reimburse hospitals for use of our products. We have competition and there are alternative treatments and procedures to using our products. Our products are subject to rapid technological change and our success in part, is based on our ability to obtain patent protection for our products. We are dependent on sole source suppliers for principal components of our products. Our anticipated growth will place significant demands on our management and resources, particularly in research and development, sales and marketing and manufacturing. A more detailed discussion of factors that could affect our future results can be found in the "Risk Factors That May Affect Future Results" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and we strongly encourage you to review same.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's financial instruments include cash and short-term investment grade debt securities. At March 31, 1999, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, the Company does not have significant overall currency exposure at March 31, 1999.

PART II      OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

Reference is made to the discussion of the use of proceeds of the Company's initial public offering under the caption "Financial Condition" in Management's Discussion and Analysis.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

         27.1 - Financial data schedule

b) No Reports on Form 8-K were filed during the quarter ended March 31, 1999.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:      May 6, 1999                 COMPUTER MOTION, INC.

                                       By: /s/   Stephen L. Wilson
                                           -------------------------------------
                                           STEPHEN L. WILSON
                                           Executive Vice President, Chief
                                           Financial Officer and Secretary
                                           (Principal Financial and Accounting
                                            Officer)