Form 10-Q
period 1999-06-30
COMPUTER MOTION INC
filed 1999-08-06
CIK 906829

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                                  FORM 10-Q


                  FOR THE QUARTERLY PERIOD ENDING JUNE 30, 1999

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

                                   Yes [X] No [ ]

As of August 3, 1999 there were 8,537,000 shares of the Registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              COMPUTER MOTION, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended             Six Months Ended
                                                    June 30                       June 30
                                           --------------------------    --------------------------
                                               1999           1998           1999           1998
                                           -----------    -----------    -----------    -----------
Revenue                                    $ 4,699,000    $ 2,274,000    $ 8,651,000    $ 4,351,000

Cost of revenue                              1,979,000        951,000      3,693,000      1,844,000
                                           -----------    -----------    -----------    -----------

Gross profit                                 2,720,000      1,323,000      4,958,000      2,507,000

Selling, general and administrative
   expense                                   2,991,000      2,865,000      5,964,000      5,441,000

Research and development expense             2,297,000      1,840,000      4,531,000      3,585,000
                                           -----------    -----------    -----------    -----------

Loss from operations                        (2,568,000)    (3,382,000)    (5,537,000)    (6,519,000)

Other income                                  (188,000)      (384,000)      (427,000)      (797,000)
                                           -----------    -----------    -----------    -----------

Loss before income taxes                    (2,380,000)    (2,998,000)    (5,110,000)    (5,722,000)

Provision for taxes                              7,000          6,000         13,000         13,000
                                           -----------    -----------    -----------    -----------

Net loss                                   $(2,387,000)   $(3,004,000)   $(5,123,000)   $(5,735,000)
                                           ===========    ===========    ===========    ===========

Weighted average shares outstanding used
   to compute net loss per share             8,419,000      7,941,000      8,404,000      7,803,000
                                           ===========    ===========    ===========    ===========

Net loss per share - basic and diluted     $     (0.28)   $     (0.38)   $     (0.61)   $     (0.73)
                                           ===========    ===========    ===========    ===========



See notes to condensed financial statements.

                              COMPUTER MOTION, INC.

                            CONDENSED BALANCE SHEETS

                                                                      June 30,
                                                                       1999          December 31,
                                                                    (Unaudited)        1998(1)
                                                                   -------------   ----------------
ASSETS
Current assets:
   Cash and cash equivalents                                       $  9,092,000      $  5,577,000
   Marketable securities                                              5,118,000        15,736,000
   Accounts receivable                                                5,561,000         2,856,000
   Inventories                                                        3,202,000         3,281,000
   Prepaid expenses                                                     423,000           347,000
                                                                   ------------      ------------

Total current assets                                                 23,396,000        27,797,000
Plant and equipment, net                                              2,778,000         2,375,000
Other assets                                                            202,000           272,000
                                                                   ------------      ------------

Total assets                                                       $ 26,376,000      $ 30,444,000
                                                                   ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $  1,880,000      $  1,623,000
   Accrued expenses                                                   2,181,000         1,951,000
                                                                   ------------      ------------

Total current liabilities                                             4,061,000         3,574,000

Shareholders' equity:
   Preferred stock, $.001 par value; authorized 5,000,000 shares             --                --
   Common stock, $.001 par value; authorized 25,000,000 shares
      outstanding - 8,449,902 and 8,353,725 shares                        8,000             8,000
   Additional paid-in capital                                        61,241,000        60,813,000
   Deferred compensation expense                                       (614,000)         (753,000)
   Accumulated deficit                                              (38,320,000)      (33,198,000)
                                                                   ------------      ------------
Total shareholders' equity                                           22,315,000        26,870,000
                                                                   ------------      ------------

Total liabilities and shareholders' equity                         $ 26,376,000      $ 30,444,000
                                                                   ============      ============

----------------
(1) Derived from audited financial statements for the year ended December 31, 1998. See notes to condensed financial statements.

                              COMPUTER MOTION, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                              Six Months Ended
                                                                  June 30
                                                       ----------------------------
                                                            1999            1998
                                                       ------------    ------------
Cash flows from operating activities:
Net loss                                               $ (5,123,000)   $ (5,735,000)
Adjustments to reconcile net loss to cash used by
  operating activities:
Depreciation and amortization                               435,000         193,000
Provision for doubtful accounts                             160,000         103,000
Common stock issued for services                                 --          46,000
Compensation expense for stock options, warrants and
  common stock issued below fair market value               124,000         317,000
Other                                                        38,000         (76,000)
Increase in working capital                              (2,374,000)     (1,065,000)
                                                       ------------    ------------

Net cash provided by operating activities                (6,740,000)     (6,217,000)

Cash flows from investing activities:
Purchase of plant and equipment                            (835,000)       (851,000)
Net proceeds from short-term investments                 10,618,000       1,476,000
                                                       ------------    ------------

Net cash provided by investing activities                 9,783,000         625,000

Cash flows from financing activities:
Proceeds from common stock issuance                         124,000         193,000
Proceeds from stock option exercises                        348,000         794,000
                                                       ------------    ------------

Net cash provided by financing activities                   472,000         987,000
                                                       ------------    ------------

Increase (decrease) in cash and cash equivalents          3,515,000      (4,605,000)

Cash and cash equivalents at beginning of period          5,577,000      22,555,000
                                                       ------------    ------------

Cash and cash equivalents at end of period             $  9,092,000    $ 17,950,000
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

         The Company's HERMES(TM) Control Center is designed to enable a surgeon to directly control multiple OR devices, including various laparoscopic, arthroscopic and video devices, as well as the Company's robotic devices, through simple verbal commands. HERMES also provides standardized visual and digitized voice feedback to a surgical team. The Company believes that the enhanced control and feedback provided by HERMES has the potential to improve safety, increase efficiency, shorten procedure times and reduce costs. Ten 510
(k) submissions relating to HERMES have been cleared by the FDA and Stryker Corporation's Endoscopy Division is currently marketing HERMES under an OEM agreement with the Company.

         The Company's ZEUS(TM) Robotic Surgical System is designed to fundamentally improve a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive surgical procedures, including fully endoscopic multivessel coronary artery bypass grafts ("E-CABG(TM)") which are currently very difficult or impossible to perform endoscopically. ZEUS is comprised of three surgeon-controlled robotic arms, one of which positions the endoscope and two of which manipulate surgical instruments. The Company believes that ZEUS will improve a surgeon's dexterity and precision and enhance visualization of, and access to, confined operative sites. The Company also believes that new minimally invasive surgical procedures performed with ZEUS will result in reduced patient pain and trauma, fewer complications, lessened cosmetic concerns and shortened convalescent periods and will increase the number of patients qualified for certain surgical procedures. In addition, the Company believes that an increase in minimally invasive procedures will result in lower overall healthcare costs to providers, payors and patients. The Company has completed Phase I clinical trials for both ZEUS-based laparoscopic procedures and ZEUS-based cardiac procedures under Investigational Device Exemptions ("IDE"). The Company is currently seeking clearance from the FDA to commence multi-center pivotal ZEUS-based laparoscopic and cardiac clinical trials in the United States.

         The Company has sustained significant losses since inception and expects to continue to incur significant losses due to research and development efforts, costs associated with obtaining regulatory approvals and clearances, continued sales and marketing expenditures to increase sales and other costs associated with the Company's anticipated growth. Furthermore, the Company anticipates that its operating results may fluctuate significantly from quarter to quarter in the future, depending on a number of factors, many of which are outside the Company's control. These factors include timing and results of clinical trials, delays associated with FDA and other clearance processes, clinician, hospital and payor acceptance of the Company's products, the number, timing and significance of product enhancements and new products by the Company and its competitors, health care reimbursement policies and product performance and quality issues.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 compared to the Three Months Ended June 30,
1998.

         Revenue. Revenue increased $2,425,000 (107%) to $4,699,000 for the three months ended June 30, 1999 from $2,274,000 for the same period in 1998. The Company's HERMES and ZEUS product lines were principally responsible for the revenue increase. HERMES revenue of $1,270,000 for the quarter was up 177% from prior year levels and resulted mainly from commercial shipments of the HERMES Control Center under the Company's OEM arrangement with its initial HERMES alliance partner, Stryker Corporation. ZEUS revenue of $1,673,000 for the quarter was up 708% from prior year levels and related to the sale of two ZEUS systems outside the U.S., the placement of two ZEUS systems domestically and on-going contractual payments from hospitals where ZEUS Robotic Surgical Systems have been installed under research and clinical development arrangements. AESOP(R) second quarter revenue of $1,756,000 increased 9% over the previous year's second quarter level mainly as a result of higher average selling prices, which more than offset a slight decline in unit sales.

         Gross Profit. Gross profit increased $1,397,000 (106%) to $2,720,000 for the three months ended June 30, 1999 from $1,323,000 for the same period in 1998. Gross margin decreased slightly to 57.9 % in the second quarter 1999 from 58.2% in the second quarter 1998. Pressure on gross margin will continue until the Company receives FDA clearance for ZEUS and is able to produce and sell at a greater volume.

         Selling, General and Administrative. Selling, general and administrative expense increased $126,000 (4%) to $2,991,000 for the three months ended June 30, 1999 from $2,865,000 for the same period in 1998. The increase was due mainly to the addition of field support personnel as the Company expanded its domestic service and training capability. The new hires caused increased recruiting and relocation costs, and higher travel and business related expenses. The Company expects selling, general and administrative expense to increase in future periods as it continues to expand its revenue and its sales, service and training capability.

         Research and Development. Research and development expense increased $457,000 (25%) to $2,297,000 for the three months ended June 30, 1999 from $1,840,000 for the same period in 1998, primarily as a result of the addition of personnel, increased development efforts for HERMES and particularly ZEUS, and pre-clinical and clinical trial activities related principally to ZEUS. The Company expects research and development expenditures to increase as it continues to develop its products and conduct clinical trials.

         Other Income. Other income of $188,000 for the three months ended June 30, 1999 compared to other income of $384,000 for the three months ended June 30, 1998. Other income for both periods was principally comprised of interest income derived from proceeds of the Company's IPO which was completed in August 1997.

         Income Taxes. Minimal provisions for state franchise taxes have been recorded on the Company's pre-tax losses to date. As of December 31, 1998, the Company had federal and state net operating loss (NOL) carryforwards of approximately $28,000,000 and $8,000,000, respectively which are available to offset future federal and state taxable income. Federal carryforwards expire fifteen years after the year of loss and state carryforwards expire five years after the year of loss. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding its realization.

         Net Loss. The net loss for the second quarter 1999 was $2,387,000 ($.28 per share) compared to $3,004,000 ($.38 per share) for the second quarter 1998 as increased gross profit derived from increased revenue was somewhat offset by the sum of increased operating expenses and reduced other income. Weighted average shares increased from 7,941,000 to 8,419,000 mainly as a result of the exercise of stock options and warrants and the issuance of shares under the Company's employee stock purchase plan.

Six Months Ended June 30, 1999 compared to the Six Months Ended June 30, 1998.

         Revenue. Revenue increased $4,300,000 (99%) to $8,651,000 for the six months ended June 30, 1999 from $4,351,000 for the same period in 1998. The increase resulted principally from higher HERMES and ZEUS revenues which increased $1,726,000 (247%) and $2,377,000 (471%), respectively.

         Gross Profit. Gross profit increased $2,451,000 (98%) to $4,958,000 for the six months ended June 30, 1999 from $2,507,000 for the same period in 1998. Gross margin decreased slightly to 57.3% from 57.6% between the two periods. Pressure on gross margin will continue until the Company receives FDA clearance for ZEUS and is able to produce and sell at greater volume.

         Selling, General and Administrative. Selling, general and administrative expense increased $523,000 (10%) to $5,964,000 for the first half of 1999 as compared to $5,441,000 for the first half of 1998. The increase was due to the addition of sales and managerial personnel, related recruiting and relocation costs, greater travel and business expenses and higher commissions based on increased sales.

         Research and Development. Research and development expense increased $946,000 (26%) to $4,531,000 for the first half of 1999 from $3,585,000 for the first half of 1998, primarily as a result of additional personnel, increased development efforts with respect to HERMES and ZEUS, and pre-clinical and clinical activities associated with ZEUS.

         Other Income. Other income of $427,000 in the first half 1999 compared to other income of $797,000 for the first half of 1998. Other income for both periods was mainly interest income derived from proceeds of the Company's IPO which was completed in August 1997.

         Net Loss. The net loss for the first six months of 1999 was $5,123,000 ($0.61 per share) compared to $5,735,000 ($0.73 per share) for the first six months of 1998 as increased gross profit derived from increased revenue was somewhat offset by the sum of increased operating expenses and reduced other income. Weighted average shares outstanding increased from 7,803,000 to 8,404,000 mainly as a result of the exercise of stock options and warrants and the issuance of shares under the Company's employee stock purchase plan.

FINANCIAL CONDITION

         Since its inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $38,320,000 as of June 30, 1999. Until its initial public offering in August 1997, the Company had primarily relied on proceeds from issuance of preferred and common stock and bridge debt financing to fund its operations.

         In August 1997, pursuant to an S-1 registration statement filed with the Securities and Exchange Commission (Registration No. 333-29505) for 2,875,000 shares of its common stock, the Company completed its initial public offering by selling 2,500,000 shares of common stock at $14.00 per share, less underwriting discounts and commissions of $.98 per share, to its underwriters, Montgomery Securities and Piper Jaffray, Inc. The Company received net proceeds of $32,550,000 from this sale before deducting offering expenses. Effective upon the closing of the IPO, all of the outstanding shares of convertible preferred stock of the Company were converted into 2,344,387 shares of common stock.

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

         In 1997, the Company used $3,250,000 of the net proceeds from the IPO for repayment of certain outstanding indebtedness and $490,000 to make capital purchases. In 1998, the Company made capital purchases totaling $1,784,000. For the first six months of 1999, capital purchases were $835,000. Proceeds from the IPO are also funding the Company's current operating losses. The remaining net proceeds of the IPO of $14,210,000 have been invested in short-term investment grade debt securities.

         At June 30, 1999, the Company's current ratio (current assets divided by current liabilities) was 5.8 to 1 versus 7.8 to 1 at December 31, 1998, and reflects the use of the initial public offering proceeds to fund operations.

         For the six months ended June 30, 1999, the Company's net cash used by operating activities of $6,740,000 was primarily attributable to the net loss of $5,123,000 and an increase in accounts receivable of $2,705,000.

         For the six months ended June 30, 1999, cash outflow from purchase of plant and equipment was $835,000. The Company currently has no material commitments for capital expenditures, but is planning to procure additional leased space in anticipation of continued business growth.

         For the six months ended June 30, 1999, net cash provided by financing activities of $472,000 was attributable to proceeds from stock option exercises and the issuance of common stock under the Company's employee stock purchase plan.

         Our operations to date have consumed substantial amounts of cash, and we expect our capital and operating expenditures to continue to increase. We believe that our current cash balance should be adequate to fund our expected operating losses and satisfy our capital requirements into the second half of 2000. Our need for additional financing will depend upon numerous factors, including, but not limited to, the extent and duration of our future operating losses, the level and timing of future revenue and expenditures, the progress and scope of clinical trials, the timing and costs required to receive both United States and international governmental approvals or clearances, market acceptance of new products, the results and scope of ongoing research and development projects, the costs of training physicians to become proficient in the use of our products and the costs of further developing marketing and distribution capabilities. To the extent that existing resources are insufficient to fund our activities, we may seek to raise additional funds through public or private financing. We can not assure you that additional financing, if required, would be available on acceptable terms, if at all. If adequate funds are not available, our business, financial condition and results of operations would be materially adversely affected.

YEAR 2000 MATTERS

Many existing information technology ("IT") systems, such as computer systems and software products, were not designed to correctly process dates after December 31, 1999. We have assessed the impact of such "Year 2000" issues on our products and internal IT systems, as well as on our significant suppliers. Our products are and have always been Year 2000 compliant. We have recently implemented a new Year 2000 compliant business system. We have had discussions with our significant suppliers regarding their plans to investigate, identify and remedy their Year 2000 issues, but they are outside our control and if they fail to appropriately address their Year 2000 issues, such failure could have a material adverse effect on our business, financial condition and results of operations. For example, if Year 2000 problems experienced by any of our significant suppliers result in or contribute to delays or interruptions of our delivery of products or services, such delays or interruptions could have a material adverse effect on our business, financial condition and results of operations. In addition, many of our customers depend, in part, on third-party payors, both private and governmental, for much of their revenues. Any inability of our customers to obtain payment from such payors could impact their ability to pay for our products. Finally, we could be materially adversely effected by a disruption in the economy generally resulting from Year 2000 issues.

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

         We have a limited operating history and have not yet made a profit. The HERMES and ZEUS product lines are important to our future success and ZEUS has not achieved U.S. regulatory clearance, and neither product has yet achieved market acceptance. Government regulation of the medical device industry is strict and regulatory approvals are generally lengthy, expensive and uncertain. Third-party payors may be unwilling to reimburse hospitals for use of our products. We have competition and there are alternative treatments and procedures to using our products. Our products are subject to rapid technological change and our success, in part, is based on our ability to obtain patent protection for our products. We are dependent on sole source suppliers for principal components of our products. Our anticipated growth will place significant demands on our management and resources, particularly in research and development, sales and marketing and manufacturing. A more detailed discussion of factors that could affect our future results can be found in the "Risk Factors That May Affect Future Results" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and we strongly encourage you to review same.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and short-term investment grade debt securities. At June 30, 1999, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, the Company does not have significant overall currency exposure at June 30, 1999.

PART II.     OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

Reference is made to the discussion of the use of proceeds of the Company's initial public offering under the caption "Financial Condition" in Management's Discussion and Analysis.

On June 14, 1999, the Board of Directors of the Company approved the adoption of a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of the Company's common stock to shareholders of record on the close of business on June 28, 1999. Reference is made to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 18, 1999.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 1999, the Company held its annual meeting of shareholders with shareholders holding 7,583,215 shares of common stock (representing 90.2% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. Daniel R. Doiron, Robert
W. Duggan, M. Jacqueline Eastwood, W. Peter Geis, Yulun Wang and William D. Williams were listed as management's nominees in the proxy statement and were elected as directors at the meeting. The votes for each nominee were as follows:

                                        Number of               Number of
   Name                            Affirmative Votes          Votes Withheld
   ----                            -----------------          --------------
   Daniel R. Doiron                     7,571,624                 11,591
   Robert W. Duggan                     7,571,624                 11,591
   M. Jacqueline Eastwood               7,571,624                 11,591
   W. Peter Geis                        7,570,717                 12,498
   Yulun Wang                           7,571,624                 11,591
   William D. Williams                  7,571,624                 11,591

Also at the meeting, the Company sought approval for a proposal to increase the number of shares of common stock available for issuance under the Company's 1997 Incentive Stock Plan by 900,000 shares from 1,037,344 shares to 1,937,344 shares, as well as to increase the number of shares issuable to any one individual in any one calendar year from 259,000 to 400,000 shares. The proposal was approved with 4,376,249 affirmative votes, 849,610 negative votes and 20,320 abstentions.

In addition, at the meeting, the Company sought approval for the ratification of the re-appointment of Arthur Andersen LLP as its independent public accountants for the fiscal year ending December 31, 1999. This proposal was approved with 7,474,009 affirmative votes, 93,523 negative votes and 15,683 abstentions.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits:

         4.1 -- Rights Agreement, dated as of June 14, 1999 between Computer Motion, Inc. and American Stock Transfer and Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Shareholder Rights Plan, incorporated herein by reference to Exhibit 1 of the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 18, 1999.

        27.1 -- Financial data schedule

b) No Reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 1999                  COMPUTER MOTION, INC.


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

                                 EXHIBIT INDEX

Exhibit
Number                   Description
------                   -----------

  4.1           Rights Agreement, dated as of June 14, 1999 between Computer
                Motion, Inc. and American Stock Transfer and Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Shareholder Rights Plan, incorporated herein by reference to Exhibit 1 of the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 18, 1999.

 27.1           Financial data schedule