Form 10-Q
period 1999-09-30
COMPUTER MOTION INC
filed 1999-11-12
CIK 906829

                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 1999


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

                               Yes [X]   No ___

As of November 10, 1999 there were 8,640,477 shares of the Registrant's common stock outstanding.

                              COMPUTER MOTION, INC.

                               INDEX TO FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1999

INDEX                                                                      PAGE
-----                                                                      -----

PART I. - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Income Statements                                             3
              Balance Sheets                                                4
              Cash Flow Statements                                          5
              Notes to Financial Statements                                 6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 6

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk   10

PART II. - OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                    10

     Item 6.  Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                                 12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              COMPUTER MOTION, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                                        -------------------------------       -------------------------------
                                                             1999               1998              1999               1998
                                                        ------------       ------------       ------------        -----------
Revenue                                                 $  5,358,000       $  2,807,000       $ 14,009,000        $ 7,157,000

Cost of revenue                                            2,143,000          1,218,000          5,836,000          3,062,000
                                                        ------------       ------------       ------------        -----------
Gross profit                                               3,215,000          1,589,000          8,173,000          4,095,000

Selling, general and administrative expense                3,202,000          2,775,000          9,166,000          8,216,000
Research and development expense                           2,134,000          2,129,000          6,665,000          5,713,000
                                                        ------------       ------------       ------------        -----------
Loss from operations                                      (2,121,000)        (3,315,000)        (7,658,000)        (9,834,000)
Other income                                                (145,000)          (327,000)          (572,000)        (1,125,000)
                                                         -----------        -----------        -----------        -----------
Loss before income tax provision                          (1,976,000)        (2,988,000)        (7,086,000)        (8,709,000)
Income tax provision                                           7,000              6,000             20,000             19,000
                                                         -----------        -----------        -----------        -----------
Net loss                                                 $(1,983,000)       $(2,994,000)      $ (7,106,000)       $(8,728,000)
                                                         ===========        ===========       ============        ===========
Weighted average common shares outstanding used
  to compute net loss per share -- basic and diluted       8,540,000          8,011,000          8,449,000          7,916,000
                                                         ===========        ===========       ============        ===========
Net loss per share - basic and diluted                   $     (0.23)       $     (0.37)      $      (0.84)       $     (1.10)
                                                         ===========        ===========       ============        ===========

See notes to condensed financial statements.

                              COMPUTER MOTION, INC.

                            CONDENSED BALANCE SHEETS

                                                                September 30,       December 31,
                                                                    1999              1998(1)
                                                                ------------        ------------
                                                                 (Unaudited)
ASSETS

Current assets:

     Cash and cash equivalents                                  $  3,976,000        $  5,577,000

     Marketable securities                                         5,934,000          15,736,000

     Accounts receivable                                           8,822,000           2,856,000

     Inventories                                                   3,585,000           3,281,000

     Prepaid expenses                                                566,000             347,000
                                                                ------------        ------------
Total current assets                                              22,883,000          27,797,000

Plant and equipment, net                                           2,841,000           2,375,000

Other assets                                                         199,000             272,000
                                                                ------------        ------------
Total assets                                                    $ 25,923,000        $ 30,444,000
                                                                ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:

     Accounts payable                                           $  2,187,000        $  1,623,000

     Accrued expenses                                              2,626,000           1,951,000
                                                                ------------        ------------
Total current liabilities                                          4,813,000           3,574,000

Shareholders' equity:

     Preferred stock, $.001 par value; authorized
       5,000,000 shares                                                   --                  --

     Common stock, $.001 par value; authorized 25,000,000
       shares outstanding - 8,539,700 and 8,353,725 shares             9,000               8,000

     Additional paid-in capital                                   61,914,000          60,813,000

     Deferred compensation expense                                  (508,000)           (753,000)

     Accumulated deficit                                         (40,305,000)        (33,198,000)
                                                                ------------        ------------
Total shareholders' equity                                        21,110,000          26,870,000
                                                                ------------        ------------
Total liabilities and shareholders' equity                      $ 25,923,000        $ 30,444,000
                                                                ============        ============

--------------
(1) Derived from audited financial statements for the year ended December 31, 1998.

See notes to condensed financial statements.

                              COMPUTER MOTION, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                   --------------------------------
                                                                       1999                1998
                                                                   ------------        ------------
Cash flows from operating activities:

     Net loss                                                      $(7,106,000)        $(8,728,000)

     Adjustments to reconcile net loss to cash used by operating activities:

     Depreciation and amortization                                     672,000             336,000

     Provision for doubtful accounts                                   579,000             178,000

     Loss on sale of fixed assets                                       11,000                  --

     Common stock issued for services                                       --              46,000

     Compensation expense for stock options, warrants
       and common stock issued below fair market value                 187,000             485,000

     Other                                                              34,000              51,000

     Increase in working capital                                    (5,797,000)         (1,535,000)
                                                                   -----------         -----------
         Net cash used in operating activities                     (11,420,000)         (9,167,000)

Cash flows from investing activities:

     Purchase of plant and equipment                                (1,144,000)         (1,508,000)

     Net proceeds from short-term investments                        9,802,000           1,376,000
                                                                  ------------         -----------
         Net cash provided by (used in) investing activities         8,658,000            (132,000)

Cash flows from financing activities:

     Proceeds from common stock issuance                               124,000                  --
                                                                  ------------         -----------
     Proceeds from stock option exercises                            1,053,000           1,278,000

     Unrealized gain due to currency translation                       (16,000)                 --
                                                                  ------------         -----------
         Net cash provided by financing activities                   1,161,000           1,278,000
                                                                  ------------         -----------
         Decrease in cash and cash equivalents                      (1,601,000)         (8,021,000)

Cash and cash equivalents at beginning of period                     5,577,000          22,555,000
                                                                  ------------         -----------
Cash and cash equivalents at end of period                        $  3,976,000         $14,534,000
                                                                  ============         ===========

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

NOTE 4. SHAREHOLDER RIGHTS

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

        The Company's ZEUS(TM) Robotic Surgical System is designed to fundamentally improve a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive surgical procedures, including fully endoscopic multivessel coronary artery bypass grafts ("E-CABG(TM)") which are currently very difficult or impossible to perform endoscopically. ZEUS is comprised of three surgeon-controlled robotic arms, one of which positions the endoscope and two of which manipulate surgical instruments. The Company believes that ZEUS will improve a surgeon's dexterity and precision and enhance visualization of, and access to, confined operative sites. The Company also believes that new minimally invasive surgical procedures performed with ZEUS will result in reduced patient pain and trauma, fewer complications, lessened cosmetic concerns and shortened convalescent periods and will increase the number of patients qualified for certain surgical procedures. In addition, the Company believes that an increase in minimally invasive procedures will ultimately result in lower overall healthcare costs to providers, payors and patients. The Company has completed Phase I clinical trials for both ZEUS-based laparoscopic procedures and ZEUS-based cardiac procedures under Investigational Device Exemptions ("IDE"). The Company is currently seeking clearance from the FDA to commence multi-center pivotal ZEUS-based laparoscopic and cardiac clinical trials in the United States.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 compared to the Three Months Ended September 30, 1998.

        Revenue. Revenue increased $2,551,000 (91%) to $5,358,000 for the three months ended September 30, 1999 from $2,807,000 for the same period in 1998. The Company's HERMES and ZEUS product lines were principally responsible for the revenue increase. HERMES revenue of $812,000 for the quarter was up 128% from prior year levels and resulted mainly from commercial and marketing related shipments of the HERMES Control Center under the Company's OEM arrangement with its initial HERMES alliance partner, Stryker Corporation. ZEUS revenue of $2,490,000 for the quarter was up 1,428% from prior year levels and related to the sale of one unit in the U.S. and two units outside the U.S., one rental in the U.S., and one conversion of a rental to a sale, as well as on-going contractual payments from hospitals where ZEUS Robotic Surgical Systems have been previously installed under rental-based research and clinical development arrangements. AESOP(R) third quarter revenue of $2,056,000 decreased 10% over the previous year's third quarter level mainly as a result of lower unit sales, offset somewhat by higher average selling prices

        Gross Profit. Gross profit increased $1,626,000 (102%) to $3,215,000 for the three months ended September 30, 1999 from $1,589,000 for the same period in 1998. Gross margin increased to 60.0 % in the third quarter 1999 from 56.6% in the third quarter 1998. While gross margin was favorably impacted by the sale of three ZEUS units, pressure on gross margin will continue until the Company is able to produce and sell at a greater volume, particularly with regard to the ZEUS product line.

        Selling, General and Administrative. Selling, general and administrative expense increased $427,000 (15%) to $3,202,000 for the three months ended September 30, 1999 from $2,775,000 for the same period in 1998. The increase was due mainly to increased commissions resulting from the increased revenue, the addition of field support personnel as the Company expanded its domestic service and training capability and higher travel and business related expenses. The Company expects selling, general and administrative expense to increase in future periods as it continues to expand its revenue and its sales, service and training capability.

        Research and Development. Research and development expense essentially remained flat with a minimal increase of $5,000 to $2,134,000 for the three months ended September 30, 1999 from $2,129,000 for the same period in 1998, as increased expenses for ZEUS pre-clinical and clinical trial activities were largely offset by decreasing AESOP and HERMES related development expenses. The Company does expect research and development expenditures to increase as it continues to develop its products and conduct clinical trials, particularly for the ZEUS product line.

        Other Income. Other income of $145,000 for the three months ended September 30, 1999 compared to other income of $327,000 for the three months ended September 30, 1998. Other income for both periods was principally comprised of interest income derived from proceeds of the Company's IPO which was completed in August 1997.

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

        Net Loss. The net loss for the third quarter 1999 was $1,983,000 ($.23 per share) compared to $2,994,000 ($.37 per share) for the third quarter 1998 as increased gross profit derived from increased revenue more than offset the sum of increased selling, general and administrative expense and reduced other income. Weighted average shares increased from 8,011,000 in the third quarter 1998 to 8,540,000 in the third quarter 1999 mainly as a result of the exercise of stock options and the issuance on shares under the Company's employee stock purchase plan.

Nine Months Ended September 30, 1999 compared to the Nine Months Ended September 30, 1998.

        Revenue. Revenue increased $6,852,000 (96%) to $14,009,000 for the nine months ended September 30, 1999 from $7,157,000 for the same period in 1998. The increase resulted principally from higher HERMES and ZEUS revenues which increased $2,181,000 (207%) and $4,705,000 (705%), respectively.

        Gross Profit. Gross profit increased $4,078,000 (100%) to $8,173,000 for the nine months ended September 30, 1999 from $4,095,000 for the same period in 1998. Gross margin increased to 58.3% from 57.2% between the two periods. While gross margin is improving with more sales of ZEUS, pressure on gross margin will continue until the Company is able to produce and sell at greater volume, particularly with regard to the ZEUS product line.

        Selling, General and Administrative. Selling, general and administrative expense increased $950,000 (12%) to $9,166,000 for the first nine months of 1999 as compared to $8,216,000 for the first nine months of 1998. The increase was due to the addition of sales and managerial personnel, related recruiting and relocation costs, greater travel and business expenses and higher commissions based on increased sales.

        Research and Development. Research and development expense increased $952,000 (17%) to $6,665,000 for the first nine months of 1999 from $5,713,000 for the first nine months of 1998, primarily as a result of additional personnel, increased development efforts with respect to ZEUS, and pre-clinical and clinical activities associated with ZEUS.

        Other Income. Other income of $572,000 in the first nine months 1999 compared to other income of $1,125,000 for the first nine months of 1998. Other income for both periods was mainly interest income derived from proceeds of the Company's IPO which was completed in August 1997.

        Net Loss. The net loss for the first nine months of 1999 was $7,106,000 ($.84 per share) compared to $8,728,000 ($1.10 per share) for the first nine months of 1998 as increased gross profit derived from increased revenue more than offset the sum of increased operating expenses and reduced other income. Weighted average shares outstanding increased from 7,916,000 in the first nine months of 1998 to 8,449,000 in the first nine months of 1999, mainly as a result of the exercise of stock options and warrants and the issuance of shares under the Company's employee stock purchase plan.

FINANCIAL CONDITION

        Since its inception, the Company's expenses have significantly exceeded its revenue, resulting in an accumulated deficit of $40,305,000 as of September 30, 1999. Until its initial public offering in August 1997, the Company had primarily relied on proceeds from issuance of preferred and common stock and bridge debt financing to fund its operations.

        In August 1997, pursuant to an S-1 registration statement filed with the Securities and Exchange Commission (Registration No. 333-29505) for 2,875,000 shares of its common stock, the Company completed its initial public offering by selling 2,500,000 shares of common stock, to its underwriters, Montgomery Securities and Piper Jaffray, Inc. The Company received net proceeds of $32,550,000 from this sale before deducting offering expenses. Effective upon the closing of the IPO, all of the outstanding shares of convertible preferred stock of the Company were converted into 2,344,387 shares of common stock.

        In September 1997, the underwriters exercised their option to purchase an additional 375,000 shares of common stock directly from the Company. The Company received net proceeds of $4,883,000 from this sale before deducting offering expenses.

        In conjunction with completing the IPO, the Company incurred total direct offering expenses of $727,000. Total net proceeds to the Company from the IPO and the exercise of the over-allotment option, after deducting underwriting discounts and commissions and total direct offering expenses, was $36,706,000.

        In 1997, the Company used $3,250,000 of the net proceeds from the IPO for repayment of certain outstanding indebtedness and $490,000 to make capital purchases. In 1998, the Company made capital purchases totaling $1,784,000. For the first nine months of 1999, capital purchases were $1,144,000. Proceeds from the IPO are also funding the Company's current operating losses and working capital increases. The remaining net proceeds of the IPO at September 30, 1999 of $9,910,000 have been invested in short-term investment grade debt securities.

        At September 30, 1999, the Company's current ratio (current assets divided by current liabilities) was 4.8 to 1 versus 7.8 to 1 at December 31, 1998, and reflects the use of the initial public offering proceeds to fund operations and working capital requirements.

        For the nine months ended September 30, 1999, the Company's net cash used by operating activities of $11,420,000 was primarily attributable to the net loss of $7,106,000 and an increase in accounts receivable of $5,966,000.

        For the nine months ended September 30, 1999, cash outflow from purchase of plant and equipment was $1,144,000. The Company currently has no material commitments for capital expenditures, but is in the process of procuring additional leased space in the fourth quarter 1999 in anticipation of continued business growth.

        For the nine months ended September 30, 1999, net cash provided by financing activities of $1,161,000 was attributable to proceeds from stock option and warrant exercises and the issuance of common stock under the Company's employee stock purchase plan.

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

YEAR 2000 MATTERS

        Many existing information technology ("IT") systems, such as computer systems and software products, were not designed to correctly process dates after December 31, 1999. We have assessed the impact of such Year 2000 issues on our products and internal IT systems, as well as on our significant suppliers. Our products are and have always been Year 2000 compliant. We have recently implemented a new Year 2000 compliant business system. We have had discussions with our significant suppliers regarding their plans to investigate, identify and remedy their Year 2000 issues, but they are outside our control and if they fail to appropriately address their Year 2000 issues, such failure could have a material adverse effect on our business, financial condition and results of operations. For example, if Year 2000 problems experienced by any of our significant suppliers result in or contribute to delays or interruptions of our delivery of products or services, such delays or interruptions could have a material adverse effect on our business, financial condition and results of operations. In addition, many of our customers depend, in part, on third-party payors, both private and governmental, for much of their revenues. Any inability of our customers to obtain payment from such payors could impact their ability to pay for our products. Finally, we could be materially adversely effected by a disruption in the economy generally resulting from Year 2000 issues.

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

        We have a limited operating history and have not yet made a profit. The HERMES and ZEUS product lines are important to our future success and ZEUS has not achieved U.S. regulatory clearance, and none of our products have yet achieved significant market acceptance. Government regulation of the medical device industry is strict and regulatory approvals are generally lengthy, expensive and uncertain. Third-party payors may be unwilling to reimburse hospitals for use of our products. We have competition and there are alternative treatments and procedures to using our products. Our products are subject to rapid technological change and our success, in part, is based on our ability to obtain patent protection for our products. We are dependent on sole source suppliers for principal components of our products. Our anticipated growth will place significant demands on our management and resources, particularly in research and development, sales and marketing and manufacturing. A more detailed discussion of factors that could affect our future results can be found in the "Risk Factors That May Affect Future Results" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and we strongly encourage you to review same.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's financial instruments include cash and short-term investment grade debt securities. At September 30, 1999, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

        It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, the Company does not have significant overall currency exposure at September 30, 1999.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        Reference is made to the discussion of the use of proceeds of the Company's initial public offering under the caption "Financial Condition" in Management's Discussion and Analysis.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            27.1 -- Financial data schedule

        (b) No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: November 10, 1999                 COMPUTER MOTION, INC.


                                        By: /s/ STEPHEN L. WILSON
                                            ------------------------------------
                                            Stephen L. Wilson
                                            Executive Vice President, Chief
                                            Financial Officer and Secretary
                                            (Principal Financial and Accounting
                                            Officer)

                                  EXHIBIT INDEX


            EXHIBIT
            NUMBER              DESCRIPTION
            -------             -----------
              27                Financial Data Schedule