Form 10-K405
period 1999-12-31
COMPUTER MOTION INC
filed 2000-04-14
CIK 906829

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K

                                 ANNUAL REPORT

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                          COMMISSION FILE NO. 000-22755

                                ----------------

                              COMPUTER MOTION, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             DELAWARE                                            77-0458805
---------------------------------                            -------------------
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

                                ----------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                          COMMON STOCK, $.001 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

                                ----------------

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, or will not be contained, to the best of the Registrant's knowledge, in definitive proxy information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $65.9 million at March 30, 2000, when the closing sale price of such stock as reported on the NASDAQ National Market was $9.50 per share.

         The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of March 30, 2000 was 8,823,638 shares.

         Portions of the Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference in Parts II and IV. Portions of the Proxy Statement for the Company's Annual Meeting of stockholders to be held on June 15, 2000 are incorporated by reference in Part III.

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

         The Computer Motion vision is to bring the power of computers and robotics to the operating room to facilitate a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive microsurgical procedures that are currently very difficult or impossible to perform. The Company's products are intended to provide better visualization and improved dexterity for the surgeon, particularly for minimally invasive techniques.

         The Company currently markets the Automated Endoscopic System for Optimal Positioning ("AESOP(R)"), a surgical robot capable of positioning an endoscope in response to a surgeon's verbal commands. AESOP approximates the form and function of a human arm and allows control of the endoscope through simple verbal commands, eliminating the need for a member of a surgical staff to manually control the camera, while providing a more stable and sustainable endoscopic image. The Company estimates that over 85,000 MIS procedures have been successfully assisted by 475 AESOP systems in 400 hospitals and surgery centers around the world.

         The Company's product development strategy is intended to leverage the AESOP system's broad-based technology platform, and lead to a family of products that improves the control of devices in the operating room and enables new minimally invasive surgical procedures. To centralize and simplify control of the OR, Computer Motion is developing the HERMES(TM) Control Center for the voice control of medical devices in the operating room. To enable new minimally invasive microsurgery procedures, such as endoscopic coronary artery bypass grafting ("E-CABG(TM)"), the Company is developing the ZEUS(TM) Robotic Surgical System.

         The modernization of the OR has resulted in numerous medical devices that aid a surgeon, but also increase the complexity and costs of the OR. In many instances, these devices are manually controlled and monitored by someone other than a surgeon in response to a surgeon's spoken commands and request for status. The HERMES Control Center is designed to enable a surgeon to directly control multiple OR devices, including the Company's AESOP system, through simple verbal commands. The HERMES Control Center provides standardized visual and digitized voice feedback to a surgical team. The Company believes that the enhanced control and feedback provided by the HERMES Control Center can improve safety, increase efficiency, shorten procedure times and reduce costs.

         The ZEUS Robotic Surgical System is designed to improve a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive microsurgical procedures that are currently impossible or very difficult to perform. The Company believes that the ZEUS system will improve a surgeon's dexterity and precision and enhance visualization of, and access to, confined operative sites. The Company believes that new MIS procedures performed with the ZEUS system can, like currently available MIS procedures, result in reduced pain and trauma, fewer complications, lessened cosmetic concerns and shortened convalescent periods and will increase the number of patients qualified for certain surgical procedures.

AESOP PRODUCT LINE

         The Computer Motion AESOP system is a surgical robot capable of positioning an endoscope (a specially designed optical tube which, when connected to a medical video camera and light source, is passed into the body to allow the surgeon to view the operative site on a video monitor) in response to a surgeon's verbal commands. This allows the surgeon to have very direct control over the endoscope in minimally invasive surgical procedures.

         The Company believes that the AESOP platform is the world's first Food and Drug Administration ("FDA") cleared surgical robot and incorporates the world's first FDA-cleared voice control interface for use in the operating room. The AESOP system was first introduced in the fourth quarter 1994. Since then, the Company estimates that over 85,000 minimally invasive surgical procedures have been successfully assisted by AESOP in 400 hospitals and surgery centers around the world.

         AESOP 2000 with Voice Control was introduced in the fourth quarter 1996. The AESOP 3000 platform, introduced in December 1997, is the world's first FDA-cleared surgical robot capable of assisting in new advanced minimally invasive cardiothoracic procedures. The AESOP 3000 robotic arm features added flexibility and functionality over its predecessor, providing the range of motion necessary for endoscopic viewing in the thoracic (chest) cavity.

         Computer Motion is leveraging the core technologies underlying the AESOP platform to develop the HERMES Control Center and the ZEUS Robotic Surgical System.

HERMES PRODUCT LINE

         The Computer Motion HERMES Control Center is designed to serve as a centralized and simplified interface for a surgeon to voice-control multiple medical devices in the operating room. The HERMES system has the potential to increase the effectiveness of a surgical team by enhancing the efficiency and safety of surgical procedures, while reducing operating room costs.

         The HERMES System is comprised of a control unit which can be networked with multiple HERMES-compatible ("HERMES-Ready"(TM)) devices and is controlled by a surgeon using simple verbal commands or an interactive touch-screen pendant. The devices controlled by the HERMES system which are currently FDA-cleared include the endoscopic camera and light source, insufflator, arthroscopic shaver, VCR, video printer, video frame grabber and the Computer Motion AESOP system. The HERMES system provides both visual and digitized voice feedback to the surgical team. The visual feedback is displayed on the endoscopic video monitor and the digitized voice feedback is device-specific. Both feedback features are customizable by a surgeon in real time, allowing a surgeon to modify the amount and type of feedback received.

         To leverage its proprietary voice recognition technology in the arthroscopic and laparoscopic markets, Computer Motion has partnered with Stryker Corporation, a leading manufacturer of endoscopic equipment. Stryker purchases the HERMES system as an original equipment manufacturer ("OEM") and markets the HERMES system as an integrated component with several of its laparoscopic and arthroscopic products. The Company expects to make additional 510(k) submissions to the FDA in 2000 for HERMES control of Valleylab's electrocautery unit and Berchtold Corporation's OR overhead cameras and lights. Also, the Company plans to begin marketing STERIS Corporation's OR table and overhead cameras.

         Computer Motion intends to partner with other leading medical device manufacturers to expand the number and type of devices to be integrated with the HERMES controller, including electrocautery devices, various imaging systems and devices for the cardiac catheter laboratory and other medical clinic environments.

ZEUS PRODUCT LINE

         The Computer Motion ZEUS Robotic Surgical System is designed to fundamentally improve a surgeon's ability to perform complex, minimally invasive surgical procedures and to enable new, minimally invasive microsurgical procedures that are currently very difficult or impossible to perform with conventional surgical methods. The Company believes that these new minimally invasive surgical procedures will result in reduced patient pain and trauma, fewer complications, lessened cosmetic concerns and shortened convalescent periods, and will increase the number of patients qualified for certain surgical procedures. Additionally, the Company believes that an increase in minimally invasive procedures would result in lower overall healthcare costs to patients, hospitals and healthcare payors.

         The ZEUS platform consists of three surgeon-controlled robotic arms, one of which positions an endoscope while the other two hold disposable and reusable surgical instruments. The ZEUS robotic arms are directly attached to the surgical table to maintain a constant orientation to the patient. A surgeon controls the movement of the robotic arms by manipulating two corresponding robotic instrument handles, which are housed in a mobile console. These instrument handles are similar to conventional surgical instrument handles. A surgeon's precise manipulation of the instrument handles is communicated to a proprietary computer controller which filters, scales and translates the movements to the robotic surgical instruments. A surgeon can operate these instrument handles from a comfortable, ergonomic position. The surgeon controls the robotic arm, which holds the endoscope through means of simple verbal commands spoken into a headset microphone. A video display of the endoscopic image is placed directly in front of the surgeon, and a second monitor is positioned next to the patient for use by the other members of the surgical team.

         Computer Motion has completed multi-center Phase I clinical testing with the ZEUS system and has filed an Investigational Device Exemption supplement with the FDA to gain approval to begin a multi-center, pivotal clinical evaluation of the product in 2000. The Company intends to sell the ZEUS system on a direct basis in North America and co-market the ZEUS system with Medtronic, Inc., a leading manufacturer of medical devices, in Europe, the Middle East and Africa.

         The Company believes that the ZEUS platform will provide clinicians with the following significant benefits:

IMPROVED PRECISION. The ZEUS platform incorporates technology that is designed to enable a surgeon to scale his or her movements, allowing manipulation of instruments on a microsurgical scale while utilizing normal hand and arm movements. For instance, in microsurgical procedures which involve extremely small anatomical structures and which utilize sutures ranging from 20 to 40 microns (1/3 to 2/3 the width of a human hair), if a surgeon selects a scaling ratio of 4 to 1, each 1-inch movement by the surgeon would result in a 1/4 inch movement by the robotic surgical instruments.

IMPROVED DEXTERITY. The ZEUS platform is designed to enhance a surgeon's performance by enabling robotic manipulation of surgical instruments, as opposed to hand-held instruments, which are very difficult or impossible to manipulate manually when performing challenging minimally invasive surgery. For instance, a surgeon can activate and deactivate the instrument handles to further extend his or her range of motion to complete a particular movement, such as suturing, without having to physically contort his or her arms. In addition, in order to gain anatomical access to certain regions of the body in a minimally invasive manner, the instruments must be placed in positions that would be extremely difficult for a surgeon to manually manipulate using conventional minimally invasive surgical techniques due to the distance between the instruments and their relative positions to each other.

ELIMINATION OF INVOLUNTARY HAND TREMOR. The ZEUS platform is designed to hold the surgical instruments and the endoscope in a steady manner, eliminating a surgeon's incidental and unintended hand motions and tremors, which are intensified when holding surgical instruments for extended periods of time.

ENHANCED TACTILE FEEDBACK. The ZEUS platform is designed to provide a surgeon with computerized, scalable feedback, which enhances and amplifies the surgeon's sense of touch while grasping delicate tissue as compared to traditional minimally invasive surgical instruments.

ENHANCED VISUALIZATION. The ZEUS platform incorporates a robotic arm, which controls the endoscope to produce a steady, magnified video image, which facilitates performance of minimally invasive surgical procedures.

IMPROVED MINIMALLY INVASIVE ANATOMICAL ACCESS. The ZEUS platform is designed to provide a surgeon with access to confined areas in the body and critical anatomical structures that are currently only accessible by means of highly invasive, open surgical procedures or multiple "less invasive" incisions. In the case of cardiac surgery, these less invasive approaches can require multiple 3 to 5 inch incisions and often involve the removal of rib cartilage. In contrast, the ZEUS system is designed to provide a surgeon with complete access to the heart through several 5 millimeter ports.

MINIMIZED SURGEON FATIGUE. The ZEUS platform allows a surgeon to operate the surgical instrument handles in a comfortable, ergonomic position, including sitting down and positioning his or her forearms on armrests. The Company believes these enhanced ergonomics can extend the professional lives of surgeons and increase the efficiency and effectiveness of demanding and lengthy microsurgical procedures.

MANUFACTURING AND SUPPLIERS

         The Company's manufacturing operations are required to comply with the FDA's Quality System Regulation ("QSR"), which addresses the design, controls, methods, facilities and quality assurance used in manufacturing, packing, storing and installing medical devices. In addition, certain international markets have quality assurance and manufacturing requirements. Specifically, the Company is subject to the compliance requirements of ISO 9001 and 9002 certification and Conformity Europeane ("CE") Mark directives which impose certain procedural and documentation requirements with respect to device design, development, manufacturing and quality assurance activities. The Company has obtained such certification and is subject to audit on an annual basis for compliance. The Company's manufacturing capability to date has been limited to manufacturing moderate quantities of its AESOP product and limited quantities of its HERMES and ZEUS products. The Company does not have experience manufacturing its products in the volumes that will be necessary to achieve significant commercial sales. The Company may encounter difficulties in scaling up production of its products, in procuring the necessary supply of materials, components and contract services, or in hiring and training additional manufacturing personnel to support domestic and international demand. If the Company is unable to achieve commercial-scale production capability on a timely basis with acceptable quality and manufacturing yields and costs, or to achieve FDA and other governmental approvals, the ability of the Company to deliver products on a timely basis could be impaired.

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

MARKETING

         The Company's products are sold throughout the world. Payment terms worldwide are consistent with local practice. Orders are shipped as they are received and, therefore, no material backlog exists. No distributor organization or single customer accounted for more than 10% of 1999 revenue. In the United States, the Company sells directly to hospitals through an employee-based sales organization. In Western Europe, the Company is developing an employee-based sales organization, which will be principally focused on sales in France and Germany. The Company co-markets the ZEUS product line with Medtronic, Inc. in Europe, the Middle East and Africa. Throughout the rest of the world, the Company uses independent distributor organizations including the Ethicon Endo-Surgery Division of Johnson & Johnson, Inc. Under the Company's OEM agreement with Stryker Corporation, Stryker may distribute the Company's HERMES product for control of various Stryker endoscopic devices on a worldwide basis.

RESEARCH AND DEVELOPMENT

         The Company's research and development function is focused on the development of new medical products and improvements to existing products. In addition, research and development expense reflects the Company's efforts to obtain FDA approval of certain products and processes and to maintain the highest quality standards of existing products. The Company's research and development expenses were $9,528,000 (53% of revenue), $7,905,000 (75% of revenue), and $4,149,000 (63% of revenue) in 1999, 1998 and 1997, respectively.

GOVERNMENT REGULATION

         The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in most instances, by state and foreign governmental authorities. Under the Federal Food, Drug and Cosmetic Act, and regulations thereunder, manufacturers of medical devices must comply with certain policies and procedures that regulate the composition, labeling, testing, manufacturing, packaging and distribution of medical devices. Medical devices are subject to different levels of government approval requirements, the most comprehensive of which require the completion of an FDA-approved clinical evaluation program and submission and approval of a pre-market approval ("PMA") application before a device may be commercially marketed. The Company's ZEUS product is subject to a PMA application.

         In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized and it has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA also conducts inspections to determine compliance with both good manufacturing practice regulations and medical device reporting regulations. If the FDA were to conclude that the Company was not in compliance with applicable laws or regulations, it could institute proceedings to detain or seize products, issue a recall, impose operating restrictions, assess civil penalties against employees and recommend criminal prosecution. Furthermore, the FDA could proceed to ban or request recall, repair, replacement or refund of the cost of any device manufactured or distributed.

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

         Diagnostic-related groups ("DRG") reimbursement schedules regulate the amount the United States government through the Health Care Financing Administration ("HCFA") will reimburse hospitals and doctors for the inpatient care of persons covered by Medicare. While the Company is unaware of specific domestic price resistance as a result of DRG reimbursement policies, changes in current DRG reimbursement levels could have an adverse effect on its domestic pricing flexibility.

         The Company's business outside the United States is subject to medical device laws in individual foreign countries. These laws range from extensive device approval requirements in some countries to requests for data or certifications in other countries. Generally, regulatory requirements are increasing in these countries. In addition, government funding of medical procedures is limited and in certain instances being reduced. In the European Economic Union ("EEU"), the regulatory systems have been harmonized and approval to market in EEU countries can be obtained through one agency. All the Company's products, AESOP, HERMES and ZEUS, are approved for CE-marking, enabling marketing of these devices throughout the EEU countries. The Company's products are approved for marketing in Canada. AESOP is approved in Australia, Japan, Korea and Singapore.

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

         The Company currently holds 19 issued United States patents, one European patent and has 32 domestic and foreign patent applications pending disclosing concepts related to medical devices and methods, medical robotics and speech recognition applications. More particularly, the Company has issued patents protecting several key aspects of its AESOP and ZEUS product lines. The Company has additional patent applications pending disclosing key aspects of its ZEUS Robotic Surgical System, as well as key aspects of its HERMES Control Center. The Company has filed corresponding international patent applications on certain of its key United States patents.

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

         From time to time, the Company may be subject to claims of, and legal actions alleging, infringement by the Company of the patent rights of others. The Company believes that it has been vigilant in reviewing the patents of others with regard to the Company's products. The Company is not currently a party to any patent litigation or other litigation regarding proprietary rights and is not aware of any challenge to its patents or proprietary rights

PRODUCTS LIABILITY AND INSURANCE

         The medical device industry has historically been subject to product liability claims. Such claims could be asserted against the Company in the future for events not known to management at this time. Management has adopted risk management practices, including procurement of products liability insurance coverage, which management believes are prudent.

EMPLOYEES

         As of December 31, 1999, the Company had 161 full-time employees including 44 employees in Sales and Marketing, 73 employees in Research and Development, 26 employees in Production and 18 employees in Administration. It has never experienced a work stoppage as a result of labor disputes and none of its employees are represented by a labor organization.

INDUSTRY SEGMENT AND INTERNATIONAL OPERATIONS

         The medical device industry is the single industry segment in which the Company operates. The Company's export revenues were $6,143,000 (34% of revenue), $1,225,000 (12% of revenue), and $1,871,000 (28% of revenue) in 1999,
1998 and 1997, respectively.

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

OTHER

         The Company has not been materially impacted by the effects of inflation or deflation during 1999.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         Computer Motion operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. A number of these risks are highlighted below. These risks could affect its actual future results and could cause them to differ materially from any forward-looking statements the Company has made.

         THE COMPANY HAS NEVER OPERATED PROFITABLY. The Company has incurred significant losses from its inception to date. Further, the Company expects to incur additional losses as it increases spending for marketing, research and development efforts, clinical trials, manufacturing capacity and sales force improvement. The Company cannot assure you that it will ever achieve significant commercial revenues, particularly from sales of the ZEUS product line, which has not yet received regulatory clearance from the FDA, or that the Company will become profitable. It is possible that the Company may encounter substantial delays or incur unexpected expenses related to the market introduction and acceptance of the ZEUS platform, or any future products.

         RELIANCE ON FUTURE PRODUCTS AND UNCERTAINTY OF REGULATORY APPROVAL AND MARKET ACCEPTANCE. The Company anticipates that HERMES and ZEUS platforms will comprise a substantial majority of its sales in the future. Accordingly, the future success of the Company depends on the successful development, regulatory clearance or approval, commercialization and market acceptance of these products. Even if the Company is successful in obtaining the necessary regulatory clearances or approvals for the HERMES and ZEUS platforms, their successful commercialization will depend upon the Company's ability to demonstrate the clinical safety and effectiveness, ease-of-use, reliability and cost-effectiveness of these products in a clinical setting. The HERMES system has only recently begun to be marketed and the ZEUS system has been used in over 120 procedures, 40 of these being in the United States as part of the Investigational Device Exemption ("IDE") application to the FDA. In order to conduct a multi-center clinical trial with the ZEUS system, the Company must submit and obtain approval from the FDA of an IDE application. The Company can not assure you that the FDA will allow it to conduct clinical trials or that the ZEUS system will prove to be safe and effective in clinical trials under United States or international regulatory requirements. It is also possible that the Company may encounter problems in clinical testing that cause a delay in, or prohibit commercialization of, the ZEUS system. Moreover, the clinical trials may identify significant technical or other obstacles to overcome prior to obtaining necessary regulatory or reimbursement approvals, resulting in significant additional product development expense and delays. Even if the safety and efficacy of procedures using the ZEUS platform is established, surgeons may elect not to recommend the use of these products for any number of reasons, including inadequate levels of reimbursement. Broad use of the products will require significant surgeon training and practice, and the time and expense required to complete such training and practice could adversely affect market acceptance.

GOVERNMENT REGULATION. The Company's products in the United States are regulated as medical devices by the FDA. The process of obtaining United States regulatory approvals and clearances is lengthy, expensive and uncertain. Commercial distribution of the products in foreign countries is also subject to varying government regulations, which could delay or restrict marketing of its products in those countries. In addition, such regulatory authorities may impose limitations on the use of its products. The Company has obtained the CE-Mark for all of its products which means these products can be sold in all the member countries of the European Union. The manufacturing operations are subject to the FDA's Quality System Regulations and similar regulations in other countries regarding the manufacturing, testing, labeling, recordkeeping and storage of devices and the failure to maintain compliance would have an adverse effect on the Company's operations.

INTENSE COMPETITION. The minimally invasive surgery market has been, and will likely continue to be, highly competitive. Many competitors in this market have significantly greater financial resources and experience than this Company. Many medical conditions that can be treated using the Company's products, particularly the ZEUS system, can also be treated by pharmaceuticals or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other procedures could make such therapies more effective or less expensive than using the Company's products and could render its products obsolete or unmarketable. The Company cannot be certain that physicians will use its products to replace or supplement established treatments or that its products will be competitive with current or future technologies.

LIMITATIONS ON THIRD-PARTY REIMBURSEMENT. In the United States, the Company's products will be acquired primarily by medical institutions which then bill various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans for the healthcare services they provide their patients. Government agencies, certain private insurers and certain other payors generally reimburse hospitals for medical treatment at a fixed rate based on schedules established by the Health Care Finance Administration. The Company believes that the procedures using its products will be eligible for reimbursement under existing reimbursement schedules. However, Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement. Even if a procedure is covered by such schedules, payors may deny reimbursement if they determine that the device used in the treatment was unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication. Many international markets have government managed healthcare systems that control reimbursement for new products and procedures. In most markets, there are private insurance systems, as well as governmental managed systems, that control reimbursement for new products and procedures. Market acceptance of the Company's products may depend on the availability and level of reimbursement in international markets it targets. The Company cannot be certain that it will obtain reimbursement in any country within a particular time, or at all.

DEPENDENCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The Company's success will depend, in part, on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets, and to operate without infringing the proprietary rights of others. The Company seeks to protect its proprietary positions by filing United States and foreign patent applications related to its technology, inventions and improvements that are important to the development of business. The Company can not be certain that its issued patents or any patents that may be issued will not be challenged, invalidated or circumvented in the future. Further, it is possible that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or internationally. The Company cannot assure you that it will not become subject to patent infringement claims or litigation.

RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT DEVELOPMENT. The market for the Company's products is characterized by rapidly changing technology and new product introductions and enhancements. Its success will depend to a significant extent upon the Company's ability to enhance and expand the utility of its products so that they gain market acceptance.

The Company maintains research and development programs to continually improve and refine its current product offerings and develop new products. The Company cannot assure you that it will be successful in identifying, developing, manufacturing and marketing new products or enhancing its existing products on a timely or cost-effective basis. Moreover, the Company may encounter technical problems in connection with its product development efforts that could delay the introduction of new products or product enhancements.

CONTROL BY MANAGEMENT. The Company's present directors and executive officers beneficially own approximately 25% of the Company's outstanding common stock. These shareholders, acting together, have the ability to significantly influence the election of the Company's directors and other shareholder actions and, as a result, direct the operation of its business, including delaying or preventing a proposed acquisition of the Company.

DEPENDENCE ON KEY PERSONNEL. The Company's future business and operating results depend in significant part on its key management, scientific, technical and sales personnel, many of whom would be difficult to replace, and future success will depend partially upon the Company's ability to retain these persons and recruit additional qualified management, technical, marketing, sales, regulatory, clinical and manufacturing personnel. Competition for such personnel is intense, and the Company may have difficulty in attracting or retaining such personnel.

FLUCTUATIONS IN OPERATING RESULTS AND MARKET VOLATILITY. The Company's results of operations may vary significantly from quarter to quarter depending upon numerous factors, including the following: (i) delays associated with the FDA and other regulatory clearance and approval processes; (ii) healthcare reimbursement policies; (iii) timing and results of clinical trials; (iv) demand for the Company's products; (v) changes in pricing policies by the Company or its competitors; (vi) the number, timing and significance of competitors' product enhancements and new products; and (vii) product quality issues.

The market price of the Company's common stock is likely to be volatile and may be affected by: (i) actual or anticipated decisions by the FDA with respect to approvals or clearances of the Company's or its competitors' products; (ii) actual or anticipated fluctuations in operating results; (iii) announcements of technological innovations; (iv) new commercial products announced or introduced by the Company or its competitors; (v) changes in third-party reimbursement policies; (vi) developments concerning the Company's or its competitors' proprietary rights; (vii) conditions and trends in the medical device industry;
(viii) governmental regulation; (ix) changes in financial estimates by securities analysts; and (x) general stock market conditions.

EXPANSION OF MARKETING ACTIVITIES AND LIMITED DISTRIBUTION. The Company anticipates significantly increasing the number of sales personnel to more fully cover its target markets, particularly as the Company expands its product offerings. It is possible the Company will be unable to compete effectively in attracting, motivating and retaining qualified sales personnel. The Company currently intends to market and sell its products outside the United States and Europe principally through distributors. In order to accomplish this, the Company will be required to expand its distributor network. The Company may not be able to identify suitable distributors or negotiate acceptable distribution agreements. Any such distribution agreements may not result in significant sales.

DEPENDENCE ON INDEPENDENT CONTRACT MANUFACTURERS AND LIMITED MANUFACTURING EXPERIENCE. The Company relies on independent contract manufacturers, some of which are single source suppliers, for the manufacture of the principal components of the AESOP system. Shortages of raw materials, production capacity constraints or delays on the part of the contract manufacturers could negatively affect the Company's ability to ship products and derive revenue. The Company does not have experience manufacturing its products in commercial quantities. Its manufacturing experience to date has been focused primarily on assembling components produced by third-party manufacturers for the AESOP system. The Company's manufacturing activities to date with respect the HERMES and ZEUS systems have consisted primarily of manufacturing a limited number of products. In scaling up manufacturing of new products, the Company may encounter difficulties involving quality control and assurance, component availability, adequacy of control policies and procedures, lack of qualified personnel and compliance with FDA's Quality System Regulations requirements. The Company may elect to internally manufacture components currently provided by third parties or to implement new production processes. The Company can not assure you that manufacturing yields or costs will not be adversely affected by a transition to in-house production or to new production processes if such efforts are undertaken.

RISK OF PRODUCT LIABILITY CLAIMS. The Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury or death. The Company also faces the possibility that defects in the design or manufacture of its products might necessitate a product recall. It is possible that the Company will experience losses due to product liability claims or recalls in the future. The Company currently maintains product liability insurance with coverage limits of $5,000,000, but future claims may exceed these coverage limits.

MANAGEMENT OF GROWTH. The Company's growth will continue to place significant demands on its management and resources. In order to compete effectively against current and future competitors, prepare products for clinical trials and develop future products, the Company believes it must continue to expand its operations, particularly in the areas of research and development and sales and marketing. It is likely that the Company will be required to implement additional operating and financial controls, hire and train additional personnel, install additional reporting and management information systems and expand its physical operations. The Company's future success will depend, in part, on its ability to manage future growth and the Company cannot assure you that it will be successful.

ADVERSE DILUTIVE IMPACT OF OPTIONS AND WARRANTS. The exercise of existing stock options and warrants, totaling 3,004,104 shares, of which 1,905,622 were exercisable at December 31, 1999, would have a dilutive effect on the interests of current investors and may have an adverse effect on the market price of the Company's common stock.

ITEM 2. PROPERTIES

        The Company leases approximately 50,000 square feet of office and manufacturing space in an office park in Goleta, California and a small sales office in Strasbourg, France. The Company is currently seeking to expand its leased space in Strasbourg.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, the Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

        Information on executive officers is set forth below:


NAME                        AGE                          POSITION
----                        ---                          --------
Robert W. Duggan            55         Chairman of the Board and Chief Executive Officer
Yulun Wang                  40         Chief Technical Officer, Founder and Director
Gordon L. Rogers            46         Vice President, Chief Financial Officer and Secretary
Richard J. DeRisio          55         Vice President of Clinical, Regulatory and Quality Affairs
David A. Stuart             43         Vice President of Operations
Gregory J. Ruehle           48         Vice President of Global Sales
Anita M. Chambers           41         Vice President of Marketing

        ROBERT W. DUGGAN has been Chairman of the Board of Directors since 1990, and Chief Executive Officer since October 1997. Mr. Duggan has been a private venture investor for more than 25 years, and has participated as a director of, investor in and advisor to numerous small and large businesses in the medical equipment, computer local and wide area network, PC hardware and software distribution, digital encryption, consumer retail goods and outdoor media communications industries. He has also assisted in corporate planning, capital formation and management for his various investments. He is a member of the University of California, Santa Barbara Foundation Board of Trustees, as well as the University's Engineering Steering Committee.

        YULUN WANG, PH.D., has been Chief Technical Officer of the Company since January 1996, and a Director since 1990, and has served in numerous other capacities since he founded the Company in 1989.

        GORDON L. ROGERS joined the Company as Vice President, Chief Financial Officer and Secretary in March 2000. From 1999 to 2000, Mr. Rogers served as Vice President of Finance at ViroLogic, Inc., a medical biotechnology company. Previously, he spent five years at Nellcor Puritan Bennett, Inc., one of the world's largest medical device manufacturers, most recently as Controller for Worldwide Field Operations.

        RICHARD J. DERISIO joined the Company as Vice President of Clinical, Regulatory and Quality Affairs in December 1999. Mr. DeRisio has held similar positions at several medical device companies including Biosense Webster, Inc., a Johnson & Johnson Company, Sorin Biomedical Inc., Ventritex, Inc., Pfizer's Hospital Products Group, the Ortho Diagnostics Division of Johnson & Johnson, and Johnson & Johnson Corporate Sterilization Sciences Group. Mr. DeRisio has also held positions with the FDA involving engineering support to field offices, management of FDA's foreign inspection program, and review of GMP compliance, regulatory actions and product submissions for medical devices.

        DAVID A. STUART joined the Company as Vice President of Operations in June 1996. From 1992 to 1996, Mr. Stuart served as Director of Materials at Quantum Corporation, a disk drive manufacturer. Previously, he was Director of Materials and Manager of Manufacturing Finance for LTX Corporation, a manufacturer of semi-conductor test equipment.

        GREGORY J. RUEHLE joined the Company as Vice President of Global Sales in July 1999. Mr. Ruehle comes to the company with 20 years of medical device experience, with particular expertise in cardiovascular sales. He previously held senior sales management positions at St. Jude Medical, Inc., Sci-Med Life Systems, Inc., Medtronic, Inc. and AorTech, Inc.

        ANITA M. CHAMBERS joined the Company as Vice President of Marketing in February 2000. Ms. Chambers most recently served as Cardiovascular Business Development Manager for Siemens Medical Systems, Inc., where she was responsible for product, market and business development in a new corporate arena. From 1987 to 1997, she was employed by Acuson Corporation, where her principal experience was in introducing and marketing high-end cardiology ultrasound equipment.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

        The Company's common stock is quoted on the Nasdaq National Market under the symbol "RBOT." The high and low sale prices for the Company's common stock during 1999, 1998 and 1997 (from August 12, 1997, the date trading in the stock commenced) are set forth below.


                                                             HIGH     LOW
                                                            ------   -----
        Year Ended December 31, 1999
        Fourth Quarter..................................    $14.38   $9.50
        Third Quarter...................................    $14.75   $9.38
        Second Quarter..................................    $11.25   $8.63
        First Quarter...................................    $14.13   $8.38


                                                             HIGH     LOW
                                                            ------   -----
        Year Ended December 31, 1998
        Fourth Quarter..................................    $13.38   $7.50
        Third Quarter...................................    $13.06   $6.25
        Second Quarter..................................    $17.63   $9.88
        First Quarter...................................    $13.00   $8.81


                                                             HIGH     LOW
                                                            ------   ------
        Year Ended December 31, 1997
        Fourth Quarter.................................     $13.63   $ 7.88
        Third Quarter (commencing August 12, 1997).....     $15.00   $13.38
        Second Quarter.................................        N/A      N/A
        First Quarter..................................        N/A      N/A

        The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Like the stock prices of other medical device companies, the market price of the Company's common stock has been, and will be, subject to significant volatility. Factors such as reports on the clinical effectiveness and safety of the Company's products, government approval status, fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, changes in estimates of the Company's performance by securities analysts, failure to meet securities analysts' expectations and developments with respect to patents or proprietary rights, may have a significant effect on the market price of the common stock. In addition, the price of the Company's common stock could be affected by stock price volatility in the medical device industry or the capital markets in general without regard to the Company's operating performance.

        The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by the Company's Board of Directors and will depend on the Company's financial condition, results of operations and other factors deemed relevant by its Board of Directors at the time. As of March 30, 2000, there were approximately 3,200 shareholders of record.

        The Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission (Registration No. 333-29505) for 2,875,000 shares of its common stock was declared effective on August 11, 1997. Proceeds from the offering, net of underwriting discounts and commissions and direct offering expenses, were $36,740,000. During 1999, the Company used $1,280,000 of these proceeds. The proceeds were principally used to support the cash loss from operations, increase working capital and purchase property and equipment. The primary source of funding for operations in 1999 was from the conversion of short-term investment grade debt securities to cash ($12,512,000). These investments were initially funded with proceeds from the offering.

ITEM 6. SELECTED FINANCIAL DATA

        The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Company's consolidated financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1999 Annual Report to Shareholders. The selected financial data is derived from consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants.

                                       YEARS ENDING DECEMBER 31.
                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
                               ------------------------------------------
                                 1999             1998             1997
                               --------         --------         --------
Revenue                        $ 18,058         $ 10,586         $  6,611

Net loss                       $(13,375)        $(11,545)        $ (9,219)

Net loss per share             $  (1.57)        $  (1.45)        $  (2.12)

Weighted average common
shares outstanding                8,503            7,959            4,343

Total assets                   $ 23,361         $ 30,444         $ 37,313

Long-term liabilities          $  1,073         $    131         $     --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 29 through 32 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's financial instruments include cash and short-term investment grade debt securities. At December 31, 1999, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

        It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, the Company does not have significant overall currency exposure at December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated Financial Statements of the Company and Report of Independent Public Accountants set forth on pages 33 through 44 of the Company's 1999 Annual Report to Shareholders are incorporated herein by reference:

        Consolidated Statements of Operations - Years ended December 31, 1999, 1998 and 1997

        Consolidated Balance Sheets - December 31, 1999 and 1998

        Consolidated Statements of Shareholders' Equity (Deficit) - Years ended December 31, 1999, 1998 and 1997

        Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

        Notes to Consolidated Financial Statements

        Report of Independent Public Accountants

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information set forth under the caption "Election of Directors" in the Company's definitive proxy statement for the Company's Annual Meeting of stockholders to be held on June 15, 2000, is incorporated herein by reference. Information on executive officers is set forth in Part I, Item 4A hereto.

ITEM 11. EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation and Other Information" in the Company's definitive proxy statement for the Company's Annual Meeting of stockholders to be held on June 15, 2000, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy statement for the Company's Annual Meeting of stockholders to be held on June 15, 2000, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Election of Directors" in the Company's definitive proxy statement for the Company's Annual Meeting of stockholders to be held on June 15, 2000, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

             (1) FINANCIAL STATEMENTS

                 The following Consolidated Financial Statements of the Company and Report of Independent Public Accountants as set forth on pages 33 through 37 of the Company's 1999 Annual Report to Shareholders are incorporated herein by reference:

                 Consolidated Statements of Operations -Years ended December 31, 1999, 1998 and 1997

                 Consolidated Balance Sheets - December 31, 1999 and 1998

                 Consolidated Statements of Shareholders' Equity (Deficit) -- Years ended December 31, 1999, 1998 and 1997

                 Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

                 Notes to Consolidated Financial Statements

                 Report of Independent Public Accountants

             (2) FINANCIAL STATEMENT SCHEDULE

         The following financial statement schedule is filed as part of this
Report:


     SCHEDULE                                                           PAGE
      NUMBER                      DESCRIPTION                          NUMBER
     --------                     -----------                          ------
       II              Valuation and Qualifying Accounts                 17

         The report of the Company's independent public accountants with respect to the above-listed financial statement schedule appears on page 34 of this Report.

         All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable.

    (3) EXHIBITS

        EXHIBIT
          NO.                               DESCRIPTION
        -------                             -----------
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

         10.10 Form of Indemnification Agreement for Officers and Directors of the Company.*

         10.11 Computer Motion, Inc. Employee Stock Purchase Plan, as amended through September 30, 1997.**

         10.12 Leases between the Company and University Business Center Associates dated September 19, 1997.**

         10.13  Computer Motion, Inc. 1997 Stock Incentive Plan*

         13.1 Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements from the 1999 Annual Report to Shareholders.

         21.1   Subsidiaries of the Company.

         23.1   Consent of Arthur Andersen LLP.

         27.1   Financial Data Schedule.

------------
 * Incorporated by reference to the Company's Form S-1 Registration Statement No. 333-29505 declared effective August 11, 1997.

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


                                            COMPUTER MOTION, INC.


April 13, 2000                              /s/ Robert W. Duggan
--------------                              -----------------------------------
Date                                        Robert W. Duggan
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)

April 13, 2000                              /s/ Gordon L. Rogers
--------------                              -----------------------------------
Date                                        Gordon L. Rogers
                                            Vice President, Chief
                                            Financial Officer and Secretary
                                            (Principal Financial and
                                            Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Daniel R. Doiron                            Director               April 13, 2000
---------------------------------
    Daniel R. Doiron


/s/ Robert W. Duggan                            Director               April 13, 2000
---------------------------------
    Robert W. Duggan


/s/ W. Peter Geis                               Director               April 13, 2000
---------------------------------
    W. Peter Geis


/s/ M. Jacqueline Eastwood                      Director               April 13, 2000
---------------------------------
    M. Jacqueline Eastwood


/s/ Yulun Wang                                  Director               April 13, 2000
---------------------------------
    Yulun Wang

                              COMPUTER MOTION, INC.

                          YEAR ENDED DECEMBER 31, 1999

                 SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                      BALANCE AT
                                      BEGINNING                                  BALANCE AT
          DESCRIPTION                 OF PERIOD    ADDITIONS   DEDUCTIONS      END OF PERIOD
          -----------                 ----------  ----------   ----------      -------------
Year ended December 31, 1999
  Allowance for doubtful accounts     $254,000    $1,068,000    $119,000        $1,203,000

Year ended December 31, 1998
  Allowance for doubtful accounts       62,000       298,000     106,000           254,000

Year ended December 31, 1997
  Allowance for doubtful accounts       75,000        28,000      41,000            62,000

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                               DESCRIPTION
        -------                             -----------
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

         10.10 Form of Indemnification Agreement for Officers and Directors of the Company.*

         10.11 Computer Motion, Inc. Employee Stock Purchase Plan, as amended through September 30, 1997.**

         10.12 Leases between the Company and University Business Center Associates dated September 19, 1997.**

         10.13  Computer Motion, Inc. 1997 Stock Incentive Plan*

         13.1 Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements from the 1999 Annual Report to Shareholders.

         21.1   Subsidiaries of the Company.

         23.1   Consent of Arthur Andersen LLP.

         27.1   Financial Data Schedule.

------------
 * Incorporated by reference to the Company's Form S-1 Registration Statement No. 333-29505 declared effective August 11, 1997.

(1) Registrant has sought confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.