Form 10-K405/A
period 1999-12-31
COMPUTER MOTION INC
filed 2000-05-01
CIK 906829

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           ---------------------------


                                  FORM 10-K/A

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                          COMMISSION FILE NO. 000-22755

                           ---------------------------


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

                                 (805) 968-9600
              (Registrant's telephone number, including area code)
                          ----------------------------


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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                AMENDMENT NO. 1
                   TO THE ANNUAL REPORT ON FORM 10-K FILED BY
                    COMPUTER MOTION, INC. ON APRIL 14, 2000

         The following Items comprising Part III were omitted from the Annual Report on Form 10-K filed by Computer Motion, Inc. on April 14, 2000 (the "Form 10-K"), as permitted by rules and regulations promulgated by the Securities and Exchange Commission. Part III of that Form 10-K is hereby amended and restated to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Summary Information Concerning Directors, Executive Officers and Certain Significant Employees

         The following table sets forth certain information regarding the Company's directors and executive officers and certain significant employees, and their ages as of April 14, 2000.

                                                                                                    DIRECTOR
NAME AND AGE                          PRINCIPAL OCCUPATION                                           SINCE
------------                          --------------------                                          --------
Daniel R. Doiron (49)                 Founder (Retired)                                               1996
                                      Miravant Medical Technologies, Inc.
                                      Santa Barbara, CA
                                      (Pharmaceuticals)

Robert W. Duggan (55)                 Chairman and Chief Executive Officer of the Company             1990

M. Jacqueline Eastwood (53)           President and Chief Executive Officer                           1998
                                      TissueLink Medical, Inc.
                                      Dover, NH
                                      (Medical devices)

W. Peter Geis (58)                    Director                                                        1996
                                      Minimally Invasive Surgical Training Institute
                                      Baltimore, MD
                                      (Endoscopic training institute)

Yulun Wang (39)                       Chief Technical Officer, Executive Vice President and           1990
                                      Founder of the Company

OTHER INFORMATION REGARDING THE BOARD AND NOMINEES

         BUSINESS EXPERIENCE.

         Daniel R. Doiron, Ph.D., was a founder and director of Miravant Medical Technologies, Inc. (formerly PDT, Inc.), a pharmaceutical company specializing in photodynamic therapy for certain cancers and other diseases, where he served in various capacities, including Vice President of Technology and Chief Scientist and President of its subsidiary, PDT Systems, Inc., from 1989 to 1997. Dr. Doiron holds B.S. and M.S. degrees in Nuclear Engineering and a Ph.D. in Chemical Engineering from the University of California at Santa Barbara.

         Robert W. Duggan, has been Chairman of the Board of Directors of the Company since 1990 and Chief Executive Officer since October 1997. Mr. Duggan has been a private venture investor for more than 25 years, and has participated as a director of, investor in and advisor to numerous small and large businesses in the medical equipment, computer local and wide area networks, PC hardware and software distribution, digital encryption, consumer retail goods and outdoor media communications industries. He has also assisted in corporate planning, capital formation and management for his various investments. He is a member of the University of California at Santa Barbara Foundation Board of Trustees, as well as the University's Engineering Steering Committee.

         M. Jacqueline Eastwood, has been President and Chief Executive Officer of TissueLink Medical, Inc., a medical device company, since August 1999. Ms. Eastwood previously served as Vice President, Corporate Ventures of Medtronic, Inc., a medical device company, from 1997 to 1998. Ms. Eastwood's positions with Medtronic Inc. have also included Vice President of Minimally Invasive Cardiac Surgery from December 1995, and Vice President and General Manager of Bio-Medicus from 1992.

         W. Peter Geis, M.D., is Director of the Minimally Invasive Surgical Training Institute ("MISTI"), an endoscopic training institution in Baltimore, Maryland. Dr. Geis was an Associate Professor of Surgery at the University of Illinois. Dr. Geis has been Clinical Professor of Surgery for the University of Chicago since 1991. Dr. Geis is a member of the American College of Surgeons and the Society of American Gastrointestinal Endoscopic Surgeons. Dr. Geis also sits on the advisory faculty of Johnson & Johnson's Ethicon Endo-Surgery business. Dr. Geis received his M.D. from Loyola University in Chicago.

         Yulun Wang, Ph.D., founded Computer Motion in 1989 and served as President until January 1996, at which time he became Chief Technical Officer and Executive Vice President. He had been a Director of the company since its inception. Dr. Wang is the principal architect of the company's product strategy, and inventor of many of the technologies that are used to create the company's products. Dr. Wang has over 40 publications and holds over two dozen patents and patents-pending. He frequently gives presentations at major medical meetings on the future of robotics and computers in the field of surgery. Prior to founding the company, Dr. Wang taught at the University of California, Santa Barbara. He has also been the recipient of many research grants from the National Aeronautics and Space Administration (NASA), National Institute of Health and Defense Advanced Research Projects Agency (DARPA). Dr. Wang earned B.S., M.S. and Ph.D. degrees in electrical engineering from the University of California at Santa Barbara.

         BOARD COMPENSATION. Directors do not receive any cash compensation for their services as members of the Board of Directors, but are reimbursed for expenses in connection with attendance at Board of Directors and Committee meetings. Non-employee directors are eligible for discretionary stock option grants under the Company's stock plans. There were no stock option grants to non-employee directors in 1999.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities and Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers to file with the Securities and Exchange Commission reports of ownership and changes in ownership of the Company's common stock, and the Company is required to identify any of those persons who fail to file such reports on a timely basis. Based solely upon its review of the copies of Forms 3, 4 and 5 furnished to the Company, and written representations from certain persons that no annual Form 5 reports were required, the Company believes that all filing requirements under Section 16(a) of the 1934 Act were satisfied on a timely basis.

         Information on executive officers is set forth in Part I, Item 4A of the Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION. The following table shows the cash compensation and certain other compensation paid or accrued by the Company to each of the executive officers of the Company whose total cash compensation exceeded $100,000 (collectively the "Named Executive Officers") during fiscal years 1999, 1998, and 1997 in all capacities in which they served.

                           SUMMARY COMPENSATION TABLE

                                                           ANNUAL COMPENSATION           SECURITIES
                                                          ----------------------         UNDERLYING          ALL OTHER
      NAME AND PRINCIPAL POSITION           YEAR           SALARY         BONUS            OPTIONS         COMPENSATION(1)
      ---------------------------           ----          --------       -------         ----------        ---------------
      Robert Duggan (2)                     1999          $160,447       $ 3,280            20,000            $     --
        Chairman                            1998           108,750        16,312            20,000                  --
        Chief Executive Officer             1997                --            --            25,933                  --

      Yulun Wang                            1999           160,447        12,300            20,000                  --
        Chief Technical Officer             1998           143,750        21,562            20,000                  --
        Founder                             1997           120,000         7,020            15,000                  --

      Stephen L. Wilson (3)                 1999           156,990            --            35,000                  --
        Former Executive Vice               1998           151,250        22,688            20,000                  --
        President and Chief Financial       1997            87,500        75,000           116,701              39,956
        Officer

      David A. Stuart                       1999           129,125        10,050            20,000                  --
        Vice President                      1998           117,500        10,576            20,000              30,000
        Operations                          1997           110,000        18,262            18,153                  --

                                                          ANNUAL COMPENSATION          SECURITIES
                                                         ---------------------         UNDERLYING           ALL OTHER
      NAME AND PRINCIPAL POSITION           YEAR          SALARY        BONUS            OPTIONS         COMPENSATION(1)
      ---------------------------           ----         ---------     -------         ----------        ---------------
      Richard J. DeRisio (4)                1999         $  7,796      $    --             50,000             $40,458
        Vice President, Clinical,           1998               --           --                 --                  --
        Regulatory and Quality Affairs      1997               --           --                 --                  --

      Gregory J. Ruehle (5)                 1999           77,213           --            160,000                  --
        Vice President                      1998               --           --                 --                  --
        Global Sales                        1997               --           --                 --                  --

      John M. Greathouse (6)                1999           89,330        7,000             20,000                  --
        Former Vice President               1998          126,400       10,652             20,000                  --
        Business Development                1997          100,302       17,396             23,339                  --

      Kermit R. Pope, Jr. (7)               1999               --           --                 --              64,825
        Former Vice President               1998          132,914           --             20,000                  --
        Sales and Marketing                 1997           93,269       27,392            127,800                  --

(1) Does not include the value of other compensation which in the aggregate did not exceed the lesser of $50,000 or 10% of the executive officer's salary and bonus.

(2) Mr. Duggan was appointed Chief Executive Officer in October 1997, but did not begin drawing a salary until March 1998.

(3)      Mr. Wilson resigned in November 1999.

(4) Mr. DeRisio began employment with the Company in December 1999, at an annual salary of $147,000.

(5) Mr. Ruehle began employment with the Company in July 1999, at an annual salary of $150,000.

(6)      Mr. Greathouse resigned in August 1999.

(7) Mr. Pope resigned in November 1998. Under the terms of a separation agreement, Mr. Pope received $8,333 per month for nine months.

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning the grants of stock options made during the last fiscal year to each of the Named Executive Officers. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth hypothetical gains or "option spreads" that would exist for the options. Such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted, over the full term of the options. The rates do not represent the Company's estimate or projection of future common stock prices and no assurance can be given that the rates of annual compound stock appreciation assumed for the purposes of the following table will be achieved.

                                                  INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------------------------------------
                               NUMBER OF      % OF TOTAL
                              SECURITIES       OPTIONS                                            POTENTIAL REALIZABLE
                              UNDERLYING      GRANTED TO                                                VALUE(3)
                                OPTIONS      EMPLOYEES IN       EXERCISE        EXPIRATION        ---------------------
NAME                          GRANTED (1)        1999       PRICE/SHARE (2)        DATE              5%          10%
----                          -----------    ------------   ---------------     ----------        --------     --------
Robert W. Duggan                  20,000          2.3%           $9.00            3/21/09         $113,201     $286,874

                              NUMBER OF      % OF TOTAL
                              SECURITIES       OPTIONS
                              UNDERLYING      GRANTED TO                                         POTENTIAL REALIZABLE
                                OPTIONS      EMPLOYEES IN       EXERCISE        EXPIRATION            VALUE (3)
NAME                          GRANTED (1)        1999       PRICE/SHARE (2)        DATE              5%         10%
----                          -----------    ------------   ---------------     ----------           --         ---
Yulun Wang                          20,000        2.3              9.00            3/21/09          113,201      286,874

Stephen L. Wilson                   35,000        4.1              9.00            3/21/09          198,102      502,029

David A. Stuart                     20,000        2.3              9.00            3/21/09          113,201      286,874

Richard J. DeRisio                  50,000        5.8             10.625          12/12/09          334,100      846,676

Gregory J. Ruehle                  150,000       17.4             11.00            6/30/09        1,037,676    2,629,675

Gregory J. Ruehle                   10,000        1.2             10.063          12/28/09           63,286      160,378

John M. Greathouse                  20,000        2.3              9.00            3/21/09          113,201      286,874

(1)      Stock options vest in four equal and annual installments.

(2) The exercise price per share was equal to the fair market value of the common stock on the date of grant.

(3) The potential realizable value is calculated assuming that the fair market value of the Company's common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the stock option (ten years) and that the stock option is exercised and sold on the last day of its term for the appreciated stock price. The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission. Actual gain, if any, on stock option exercises are dependent on the future performance of the common stock.

          The following table sets forth information concerning the exercise of stock options during the last fiscal year and unexercised stock options held as of the end of the fiscal year for the Named Executive Officers. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 1999. Also reported are the values for "in the money" options , which represent the positive spread between the exercise prices of any such existing stock options and the fiscal year end price of the Company's stock.

                          FISCAL YEAR-END OPTION VALUES

                            SHARES                                NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                          ACQUIRED ON      VALUE                 UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
   NAME                    EXERCISE     REALIZED (1)            OPTIONS AT FISCAL YEAR-END         AT FISCAL YEAR-END (2)

                                                                   NON-                             NON-
                                                               EXERCISABLE      EXERCISABLE      EXERCISABLE       EXERCISABLE
                                                               -----------      -----------      -----------       -----------
Robert W. Duggan                 --          $     --            21,856            44,077          $112,776          $111,499

Yulun Wang                       --                --            49,779            53,197           226,856           116,965

David A. Stuart                  --                --            70,093            58,080           422,988           201,552

Gregory Ruehle                   --                --            20,000           140,000                --             9,370

Richard DeRisio                  --                --                --            50,000                --            18,750

Stephen L. Wilson            50,862           349,371            46,526                --           271,429                --

(1) Represents market value of underlying securities at date of exercise less option exercise price.

(2) Values were calculated using a price of $11.00 per share, the closing sale price of the Company's common stock as reported by the NASDAQ on December 31, 1999 minus the option exercise price.

                              EMPLOYMENT AGREEMENTS

      EMPLOYMENT AGREEMENTS. The Company does not currently have employment agreements with any of its employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents information provided to the Company as to the beneficial ownership of the Company's common stock as of March 30, 2000 by
(i) persons holding 5% or more of such stock, (ii) Company directors and executive officers individually, and (iii) all Company directors and executive officers as a group.

Percentage of outstanding shares is based upon 8,823,638 shares of common stock outstanding at March 30, 2000. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 30, 2000 are deemed outstanding for computing the shares and percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated and except for the effect of community property laws, as applicable, the persons listed below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                              COMMON STOCK          PERCENT OF
                                              BENEFICIALLY         OUTSTANDING
BENEFICIAL OWNERS                                 OWNED               SHARES
-----------------                             ------------         -----------
Directors and Executive Officers:
      Robert W. Duggan                        1,244,310 (1)           13.6
      Yulun Wang                                999,711 (2)           11.3
      Daniel R. Doiron                           92,403 (3)            1.0
      David A. Stuart                            81,425 (3)              *
      W. Peter Geis                              21,641 (3)              *
      Gregory Ruehle                             21,000 (3)              *
      M. Jacqueline Eastwood                      5,000 (3)              *

Directors and Executive Officers              2,465,490 (4)           26.3
     As a Group (7 persons)

Scudder Kemper Investments, Inc.                675,400 (5)            7.7
    345 Park Avenue
    New York, NY  10154

Capital Research and Management Co.             434,900 (6)            4.9
    333 South Hope Street
    Los Angeles, CA 90071

* Less than 1.0%

(1) Includes 144,699 shares owned by Mr. Duggan's spouse of which he disclaims beneficial ownership and 299,770 stock options and warrants which may be exercised within sixty days from March 30, 2000.

(2) Includes 24,912 shares owned by Dr. Wang's minor children of which he disclaims beneficial ownership and 58,709 stock options and warrants which may be exercised within sixty days from March 30, 2000.

(3)  Includes 79,501, 78,140, 20,000, 18,606 and 5,000 stock options and warrants which may be exercised by Mr. Stuart, Dr. Doiron, Mr., Ruehle, Dr. Geis and Ms. Eastwood, respectively within sixty days from March 30, 2000.

(4) Includes 559,726 stock options and warrants which may be exercised within sixty days from March 30, 2000.

(5) As of December 31, 1999, Scudder Kemper Investments, Inc. reported that it beneficially owned 675,400 shares of the Company's common stock of which it held sole power to vote or direct the vote of 395,800 shares, shared power to vote or direct the vote of 10,000 shares and no power to vote or direct the vote of 269,600 shares.

(6)  Beneficial ownership as reported as of December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         INDEMNIFICATION AGREEMENTS. The Company indemnifies its directors and officers against certain costs which could be incurred if they were made, or threatened to be made, a party to a legal proceeding because of their official status as a director or officer. The indemnification agreements, together with the Company's bylaws provide for indemnification to the fullest extent permitted by Delaware law.

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMPUTER MOTION, INC.


April 28, 2000                     /s/ Robert W. Duggan
--------------                     ------------------------------------
Date                               Robert W. Duggan
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)

April 28, 2000                     /s/ Gordon L. Rogers
--------------                     ------------------------------------
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


/s/ Daniel R. Doiron                        Director              April 28, 2000
----------------------------------
    Daniel R. Doiron

/s/ Robert W. Duggan                        Director              April 28, 2000
----------------------------------
    Robert W. Duggan

/s/ W. Peter Geis                           Director              April 28, 2000
----------------------------------
    W. Peter Geis

/s/ M. Jacqueline Eastwood                  Director              April 28, 2000
----------------------------------
    M. Jacqueline Eastwood

/s/ Yulun Wang                              Director              April 28, 2000
----------------------------------
    Yulun Wang