Form 10-Q
period 2000-03-31
COMPUTER MOTION INC
filed 2000-05-15
CIK 906829

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2000

                        COMMISSION FILE NUMBER 000-22755
                                               ---------

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

                                 Yes [X] No [ ]

As of May 12, 2000 there were 8,823,638 shares of the Registrant's common stock outstanding.

                              COMPUTER MOTION, INC.
                               INDEX TO FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

INDEX                                                                       PAGE
-----                                                                       ----

PART I. - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Statements of Operations                                 3

            Condensed Balance Sheets                                           4

            Condensed Statements of Cash Flows                                 5

            Notes to Condensed Financial Statements                            6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                      7

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                                       10

PART II. - OTHER INFORMATION

   Item 2.  Changes in Securities and Use of Proceeds                         11

   Item 6.  Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                    11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              COMPUTER MOTION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                         Three Months Ended
                                                              March 31
                                                     --------------------------
                                                        2000            1999
                                                     -----------    -----------
Revenue                                              $     1,368    $     3,952

Cost of revenue                                              689          1,714
                                                     -----------    -----------

Gross profit                                                 679          2,238

Research & development expense                             2,216          2,234
Selling, general & administrative expense                  3,553          2,973
                                                     -----------    -----------

Loss from operations                                      (5,090)        (2,969)

Other expense/(income)                                       (76)          (239)
                                                     -----------    -----------

Loss before income taxes                                  (5,014)        (2,730)

Income tax provision                                           5              6
                                                     -----------    -----------

Net loss                                             $    (5,019)   $    (2,736)
                                                     ===========    ===========

Weighted average common shares outstanding used
 to compute net loss per share - basic and diluted     8,780,000      8,389,000
                                                     ===========    ===========

Loss per share - basic and diluted                   $     (0.57)   $     (0.33)
                                                     ===========    ===========


See notes to condensed financial statements.

                              COMPUTER MOTION, INC.
                            CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                      March 31, 2000   December 31, 1999
                                                                        Unaudited            (1)
                                                                      --------------   -----------------
ASSETS
Current assets:
      Cash and cash equivalents                                          $  5,349         $  4,297
      Marketable securities                                                    --            3,224
      Accounts receivable                                                   3,085            6,203
      Inventories                                                           5,968            5,009
      Other current assets                                                    532              332
                                                                         --------         --------
Total current assets                                                       14,934           19,065

Property and equipment, net                                                 3,593            2,933
Other assets                                                                1,539            1,363
                                                                         --------         --------
Total assets                                                             $ 20,066         $ 23,361
                                                                         ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                   $  1,928         $  3,235
      Accrued expenses                                                      2,425            2,917
      Deferred revenue                                                        319              317
                                                                         --------         --------
Total current liabilities                                                   4,672            6,469

Convertible promissory note                                                 3,000               --
Deferred revenue                                                            1,075              970
Other liabilities                                                              96              103
                                                                         --------         --------
Total liabilities                                                           8,843            7,542
                                                                         --------         --------

Shareholders' equity
      Preferred stock, authorized 5,000,000 shares                             --               --
      Common stock, $.001 par value, authorized 25,000,000 shares
            outstanding - 8,823,638 and 8,745,442 shares                        9                9
      Additional paid-in capital                                           63,011           62,663
      Deferred compensation expense                                          (217)            (247)
      Accumulated deficit                                                 (51,592)         (46,573)
      Accrued comprehensive gain/(loss)                                        12              (33)
                                                                         --------         --------
Total shareholders' equity                                                 11,223           15,819
                                                                         --------         --------
Total liabilities & shareholders' equity                                 $ 20,066         $ 23,361
                                                                         ========         ========


(1) Derived from audited financial statements for the year ended December 31,1999. See notes to condensed financial statements.

                              COMPUTER MOTION, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                       Three Months Ended
                                                                                            March 31
                                                                                    ------------------------
                                                                                     2000             1999
                                                                                    -------         --------
Cash flows from operating activities:
     Net loss                                                                       $(5,019)        $ (2,736)
     Adjustments to reconcile net loss to cash used by operating activities:
        Depreciation and amortization                                                   306              204
        Provision for doubtful accounts and sales allowances                            460               51
        Amortization of deferred compensation                                            30               63
        Other                                                                            (5)             (16)

        Decrease/(increase) in:
           Accounts receivable                                                        2,658           (1,036)
           Inventories                                                                 (959)             145
           Prepaids & other current assets                                             (200)            (114)

        Increase/(decrease) in:
           Accounts payable                                                          (1,307)             259
           Accrued expenses                                                            (492)              94
                                                                                    -------         --------
           Net cash used in operating activities                                     (4,528)          (3,086)
                                                                                    -------         --------

Cash flows from investing activities:
     Purchases of property and equipment                                               (964)            (347)
     Net proceeds from short-term investments                                         3,224            8,009
                                                                                    -------         --------
           Net cash provided by investing activities                                  2,260            7,662
                                                                                    -------         --------

Cash flows from financing activities:
     Repayment of capital lease obligations                                              (2)              --
     Proceeds from convertible promissory note                                        3,000               --
     Options exercised                                                                  348              214
     Other                                                                              (26)              --
                                                                                    -------         --------
           Net cash provided by financing activities                                  3,320              214
                                                                                    -------         --------

           Increase in cash and cash equivalents                                      1,052            4,790

Cash and cash equivalents at beginning of period                                      4,297            5,577
                                                                                    -------         --------
Cash and cash equivalents at end of period                                          $ 5,349         $ 10,367
                                                                                    =======         ========

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

     The operating results of the interim periods presented are not necessarily indicative of the results expected for the year ending December 31, 2000 or for any other interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

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

NOTE 4. CONVERTIBLE PROMISSORY NOTE

     On March 31, 2000, the Company issued a convertible promissory note to the Company's Chief Executive Officer in the amount of $3,000,000. Interest on the convertible note accrues at the prime rate. The convertible note shall be due and payable on demand upon the earlier of: (a) the first anniversary of the 2000 Annual Meeting to be held on June 15, 2000, if the stockholders decline to approve the conversion of the note, or (b) at any time after March 29, 2002. All of the principal and accrued interest outstanding shall automatically be converted into common stock upon the approval of the conversion by the Company's stockholders at the Company's 2000 Annual Meeting. The conversion price per share shall be derived from the price per share of the next private placement of the Company's securities (the "Private Placement"). In the event the Board of Directors approves the issuance of preferred stock in the Private Placement, it is anticipated that the terms of the convertible loan will be modified so that it will convert into such series of preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This report contains forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially due to factors that include, but are not limited to, the risks discussed herein under "Risk Factors That May Affect Future Results" as well as those discussed in the "Risk Factors That May Affect Future Results" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

     The Company's HERMES(TM) Control Center is designed to enable a surgeon to directly control multiple OR devices, including various laparoscopic, arthroscopic and video devices, as well as the Company's robotic devices, through simple verbal commands. HERMES also provides standardized visual and digitized voice feedback to a surgical team. The Company believes that the enhanced control and feedback provided by HERMES has the potential to improve safety, increase efficiency, shorten procedure times and reduce costs. Ten 510(k) submissions relating to HERMES have been cleared by the FDA and Stryker Corporation's Endoscopy Division is currently marketing HERMES under an OEM agreement with the Company.

     The Company's ZEUS(TM) Robotic Surgical System is designed to fundamentally improve a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive surgical procedures, including fully endoscopic coronary artery bypass grafts ("E-CABG(TM)") on a beating heart, which are currently very difficult or impossible to perform endoscopically. ZEUS is comprised of three surgeon-controlled robotic arms, one of which positions the endoscope and two of which manipulate surgical instruments. The Company believes that ZEUS will improve a surgeon's dexterity and precision and enhance visualization of, and access to, confined operative sites. The Company also believes that new minimally invasive surgical procedures performed with ZEUS will result in reduced patient pain and trauma, fewer complications, lessened cosmetic concerns and shortened convalescent periods and will increase the number of patients qualified for certain surgical procedures. In addition, the Company believes that an increase in minimally invasive procedures will ultimately result in lower overall healthcare costs to providers, payors and patients. The Company has completed Phase I clinical trials for both ZEUS-based laparoscopic procedures and ZEUS-based cardiac procedures under Investigational Device Exemptions ("IDE"). Based on planned meetings with FDA, the Company will submit applications for IDE approval to commence multi-center, pivotal ZEUS-based laparoscopic and cardiac clinical trials in the United States. The Company has initiated a Phase I clinical trial in which ZEUS is used in mitral valve repair and replacement surgery.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared to the three months ended March 31, 1999.

     Revenue. Revenue decreased $2,584,000 (65%) to $1,368,000 for the three months ended March 31, 2000 from $3,952,000 for the same period in 1999. The Company's HERMES and ZEUS product lines were principally responsible for the revenue decrease. HERMES revenue of ($48,000) resulted from a retroactive price adjustment on units sold in previous periods along with no significant systems shipped to the Company's OEM initial HERMES alliance partner, Stryker Corporation. ZEUS revenue of $326,000 for the quarter was down (73%) from prior year levels included only on-going contractual payments from hospitals where ZEUS Robotic Surgical Systems have been previously installed under rental-based research and clinical development arrangements. AESOP(R) first quarter revenue of $1,089,000 decreased (32%) over the previous year's first quarter level mainly as a result of lower unit sales.

     Gross Profit. Gross profit decreased $1,559,000 (70%) to $679,000 for the three months ended March 31, 2000 from $2,238,000 for the same period in 1999. Gross margin decreased to 49.6 % in the first quarter 2000 from 56.6% in the first quarter 1999. Gross margin was unfavorably impacted by lower sales volume and fixed costs charged to operations.

     Selling, General and Administrative. Selling, general and administrative expense increased $580,000 (20%) to $3,553,000 for the three months ended March 31, 2000 from $2,973,000 for the same period in 1999. The increase was due mainly to the addition of sales and support personnel; training, travel and business related expenses in connection with the expansion in Europe. The Company expects selling, general and administrative expense to increase in future periods as it continues to expand its revenue and its sales, service and training capability.

     Research and Development. Research and development expense essentially remained flat with a minimal decrease of $18,000 to $2,216,000 for the three months ended March 31, 2000 from $2,234,000 for the same period in 1999, as increased expenses for ZEUS pre-clinical and clinical trial activities were largely offset by decreasing AESOP and HERMES related development expenses. The Company does expect research and development expenditures to increase as it continues to develop its products and conduct clinical trials, particularly for the ZEUS product line.

     Other Income. Other income of $76,000 for the three months ended March 31, 2000 compared to other income of $239,000 for the three months ended March 31, 1999 was principally comprised of interest income derived from proceeds of the Company's IPO that was completed in August 1997.

     Income Taxes. Minimal provisions for state franchise taxes have been recorded on the Company's pre-tax losses to date. As of December 31, 1999, the Company had federal and state net operating loss (NOL) carryforwards of approximately $36,000,000 and $7,500,000, respectively which are available to offset future federal and state taxable income. Federal carryforwards expire twenty years after the year of loss and state carryforwards expire five to seven years after the year of loss. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding its realization.

     Net Loss. The net loss for the first quarter 2000 was $5,019,000 ($.57 per share) compared to $2,736,000 ($.33 per share) for the first quarter 1999 as decreased gross profit derived from lower revenue along with the increase in selling, general and administrative expense and reduced other income. Weighted average shares increased from 8,389,000 in the first quarter 1999 to 8,780,000 in the first quarter 2000 mainly as a result of the exercise of stock options and the issuance on shares under the Company's employee stock purchase plan.

FINANCIAL CONDITION

     Since its inception, the Company's expenses have exceeded its revenues, resulting in an accumulated deficit of $51,592,000 as of March 31, 2000. Until its initial public offering in August 1997, the Company had primarily relied on proceeds from issuance of preferred and common stock and bridge debt financing to fund its operations.

     At March 31, 2000 the Company's current ratio (current assets divided by current liabilities) was 3.2 to 1 versus 2.9 to 1 at December 31, 1999, reflecting the decrease in cash and marketable securities as the proceeds from the initial public offering were used to support operations, offset by the increase in cash from the proceeds of the $3,000,000 convertible loan.

     For the three months ended March 31, 2000, the Company's use of cash in operating activities of $4,528,000 was primarily attributable to the net loss. Cash outflow from purchases of plant and equipment was $964,000 for the quarter ended March 31, 2000. The Company currently has no material commitments for capital expenditures but has procured additional leased space in anticipation of continued business growth. For the quarter ended March 31, 2000, net cash provided by financing activities of $3,320,000 was attributable to the $3,000,000 convertible loan made to the Company by its Chief Executive Officer and the exercise of stock options totaling $348,000.

     The Company's operations to date have consumed substantial amounts of cash, and the Company expects its capital and operating expenditures to continue to exceed proceeds from ongoing sales at least through 2000. The Company's need for additional financing will depend upon numerous factors, including, but not limited to, the extent and duration of the Company's future-operating losses, the level and timing of future revenues and expenditures, the progress and scope of clinical trials, the timing and costs required to receive both United States and international governmental approvals or clearances, market acceptance of new products, the results and scope of ongoing research and development projects, the costs of training physicians to become proficient in the use of the Company's products and procedures, and the cost of developing appropriate sales and marketing capabilities. The Company plans to raise additional funds through public or private equity financing and is also planning to obtain a bank line of credit. There can be no assurance that additional financing, when required, would be available on acceptable terms, if at all. The Company believes that it will be able to raise the funds necessary to sustain operations through December 31, 2000. However, we may require substantial working capital to fund our business and may need to raise additional capital. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all.

If adequate funds are not available, the Company's business, financial condition and results of operations could be adversely affected.

     The various elements of our business and growth strategies, including our introduction of new products, the expansion of our marketing distribution activities and obtaining regulatory approval or market acceptance will require additional capital. If we are unable to raise additional necessary capital in the future, we may be required to significantly curtail our operations or obtain funding through the relinquishment of significant technology or markets.

     The Company's financial instruments include cash and short-term investment grade debt securities. At March 31, 2000, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, the Company does not have significant currency exposure at March 31, 2000.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     Computer Motion operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion summarizes some of these risks which could affect our actual future results and could cause them to differ materially from any forward-looking statements we have made.

     Our growth and operating results could be impaired if we are unable to meet our future capital requirements.

     We have a limited operating history and have not yet made a profit. The ZEUS product line is important to our future success and has not achieved U.S. regulatory clearance, and none of our products have yet achieved significant market acceptance. Government regulation of the medical device industry is strict and regulatory approvals are generally lengthy, expensive and uncertain. Third-party payors may be unwilling to reimburse hospitals for use of our products. We have competition and there are alternative treatments and procedures to using our products. Our products are subject to rapid technological change and our success, in part, is based on our ability to obtain patent protection for our products. Our patents may be challenged by others and others may assert that we are infringing their proprietary rights. We cannot predict the outcome of such disputes and the expenses of defending such actions may be substantial. We are dependent on sole source suppliers for principal components of our products. Our anticipated growth will place significant demands on our management and resources, particularly in research and development, sales and marketing and manufacturing. A more detailed discussion of factors that could affect our future results can be found in the "Risk Factors That May Affect Future Results" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and we strongly encourage you to review the same.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments include cash and short-term investment grade debt securities. At March 31, 2000 the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

     It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, the Company does not have a significant currency exposure at March 31, 2000.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Reference is made to the discussion of the use of proceeds of the Company's initial public offering under the caption "Financial Condition" in Management's Discussion and Analysis.

     On March 31, 2000, the Company issued a convertible promissory note to the Company's Chief Executive Officer in the amount of $3,000,000. All of the principal and accrued interest outstanding shall automatically be converted into common stock upon the approval of the conversion by the Company's stockholders at the Company's 2000 Annual Meeting. The conversion price per share shall be derived from the price per share of the next private placement of the Company's securities (the "Private Placement"). In the event the Board of Directors approves the issuance of preferred stock in the Private Placement, it is anticipated that the terms of the convertible loan will be modified so that it will convert into such series of preferred stock. The convertible promissory note was and the shares of common or preferred stock to be issued upon the conversion of the promissory note shall be issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits:

             10.1 - Bridge Financing Agreement between the Company and Robert W.
                    Duggan, dated March 31, 2000.

             10.2 - Convertible Promissory Note issued by the Company  to Robert
                    W. Duggan on March 31, 2000.

             27.1 - Financial data schedule

b) No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2000             COMPUTER MOTION, INC.


                               By: /s/ Gordon L. Rogers
                                   ---------------------------------------------
                                   GORDON L. ROGERS
                                   Vice President, Chief Financial Officer
                                   and Secretary
                                   (Principal Financial and Accounting
                                   Officer)