Form 10-K405/A
period 1999-12-31
COMPUTER MOTION INC
filed 2000-06-23
CIK 906829

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                AMENDMENT NO. 2
                   TO THE ANNUAL REPORT ON FORM 10-K FILED BY
                    COMPUTER MOTION, INC. ON APRIL 14, 2000

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

                                   COMPUTER MOTION, INC.


June 23, 2000                      /s/ Robert W. Duggan
-------------                      ------------------------------------
Date                               Robert W. Duggan
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)

June 23, 2000                      /s/ Gordon L. Rogers
-------------                      ------------------------------------
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


/s/ Daniel R. Doiron                        Director              June 23, 2000
----------------------------------
    Daniel R. Doiron

/s/ Robert W. Duggan                        Director              June 23, 2000
----------------------------------
    Robert W. Duggan

/s/ W. Peter Geis                           Director              June 23, 2000
----------------------------------
    W. Peter Geis

/s/ M. Jacqueline Eastwood                  Director              June 23, 2000
----------------------------------
    M. Jacqueline Eastwood

/s/ Yulun Wang                              Director              June 23, 2000
----------------------------------
    Yulun Wang