Form 10-Q
period 2000-06-30
COMPUTER MOTION INC
filed 2000-08-14
CIK 906829

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2000


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

                                   Yes  [X]   No

As of August 08, 2000 there were 9,436,081 of the Registrant's common stock outstanding.

                              COMPUTER MOTION, INC.

                               INDEX TO FORM 10-Q

                           QUARTER ENDED JUNE 30, 2000

INDEX                                                                  PAGE
-----                                                                  ----

PART I. - FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Condensed Statements of Operations                     3

                  Condensed Balance Sheets                               4

                  Condensed Statements of Cash Flows                     5

                  Notes to Condensed Financial Statements                6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          7

          Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk                                           11

PART II. - OTHER INFORMATION

          Item 1. Litigation                                            11

          Item 2. Changes in Securities and Use of Proceeds             11

          Item 4. Submissions of Matters to Vote of Security Holders    11

          Item 6. Exhibits and Reports on Form 8-K                      12

SIGNATURES                                                              12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              COMPUTER MOTION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Amounts in thousands, except per share amounts)

                                                    Three Months Ended            Six Months Ended
                                                         June 30                      June 30
                                                  ---------------------       -----------------------
                                                    2000         1999           2000           1999
                                                  -------       -------       --------       --------
Revenue                                           $ 5,962       $ 4,699       $  7,330       $  8,651

Cost of revenue                                     2,382         1,979          3,071          3,693
                                                  -------       -------       --------       --------
Gross profit                                        3,580         2,720          4,259          4,958
                                                  -------       -------       --------       --------

Research & development expense                      3,353         2,297          5,569          4,531
Selling, general & administrative expense           3,716         2,991          7,269          5,964
                                                  -------       -------       --------       --------
Total operating expense                             7,069         5,288         12,838         10,495
                                                  -------       -------       --------       --------

Loss from operations                               (3,489)       (2,568)        (8,579)        (5,537)

Other expense/(income)                                113          (188)            37           (427)
                                                  -------       -------       --------       --------
Loss before income taxes                           (3,602)       (2,380)        (8,616)        (5,110)

Income tax provision                                    7             7             12             13
                                                  -------       -------       --------       --------
Net loss                                          $(3,609)      $(2,387)      $ (8,628)      $ (5,123)
                                                  =======       =======       ========       ========

Weighted average common shares outstanding
  used to compute net loss per share - basic        8,831         8,419          8,806          8,404
                                                  =======       =======       ========       ========
Loss per share - basic and diluted                $ (0.41)      $ (0.28)      $  (0.98)      $  (0.61)
                                                  =======       =======       ========       ========

See notes to condensed financial statements.

                              COMPUTER MOTION, INC.

                            CONDENSED BALANCE SHEETS
                             (Amounts in thousands)

                                                               June 30,    December 31,
                                                                 2000        1999(1)
                                                              ---------    ------------
                                                              Unaudited
ASSETS

Current assets:
      Cash and cash equivalents                               $  1,180      $  4,297
      Marketable securities                                         --         3,224
      Accounts receivable                                        9,921         6,203
      Inventories                                                5,013         5,009
      Other current assets                                         517           332
                                                              --------      --------
Total current assets                                            16,631        19,065

Property and equipment, net                                      4,012         2,933
Other assets                                                       102         1,363
                                                              --------      --------
Total assets                                                  $ 20,745      $ 23,361
                                                              ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                        $  3,325      $  3,235
      Accrued expenses                                           3,005         2,917
      Deferred revenue                                           1,052           317
                                                              --------      --------
Total current liabilities                                        7,382         6,469

Deferred revenue                                                 1,135           970
Other liabilities                                                    3           103
                                                              --------      --------
Total liabilities                                                8,520         7,542
                                                              --------      --------

Shareholders' equity
      Preferred stock, authorized 5,000 shares issued
         and outstanding none                                       --            --
      Common stock, $.001 par value, authorized 25,000
         shares outstanding - 9,434 and 8,745 shares                 9             9
      Additional paid-in capital                                67,672        62,663
      Deferred compensation expense                               (179)         (247)
      Accumulated deficit                                      (55,201)      (46,573)
      Accrued comprehensive gain/(loss)                            (76)          (33)
                                                              --------      --------
Total shareholders' equity                                      12,225        15,819
                                                              --------      --------
Total liabilities and shareholders' equity                    $ 20,745      $ 23,361
                                                              ========      ========

------------------
(1) Derived from audited financial statements for the year ended December 31, 1999. See notes to condensed financial statements.

                              COMPUTER MOTION, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                   Six Months Ended
                                                                       June 30
                                                                 --------------------
                                                                   2000        1999
                                                                 -------    ---------
Cash flows from operating activities:
     Net loss                                                    $(8,628)   $ (5,123)
     Adjustments to reconcile net loss to cash used by
       operating activities:
         Depreciation and amortization                               642         435
         Provision for doubtful accounts and sales allowances        550         160
         Amortization of deferred compensation                        68         124
         Other                                                        --          38

         Decrease/(increase) in:
           Accounts receivable                                    (3,007)     (2,864)
           Inventories                                                (4)         79
           Prepaid and other current assets                         (185)        (76)

         Increase/(decrease) in:
           Accounts payable                                           90         257
           Deferred revenue                                          900
           Accrued expenses                                           88         230
                                                                 -------    --------
           Net cash used in operating activities                   9,486      (6,740)
                                                                 -------    --------

Cash flows from investing activities:
     Purchases of property and equipment                          (1,721)       (835)
     Net proceeds from short-term investments                      3,224      10,618
                                                                 -------    --------
           Net cash provided by investing activities               1,503       9,783
                                                                 -------    --------

Cash flows from financing activities:
     Proceeds from common stock and warrant issuance               4,603         124
     Options exercised                                               406         348
     Other                                                          (143)         --
                                                                 -------    --------
           Net cash provided by financing activities               4,866         472
                                                                 -------    --------

           Increase (decrease) in cash and cash equivalents       (3,117)      3,515

Cash and cash equivalents at beginning of period                   4,297       5,577
                                                                 -------    --------
Cash and cash equivalents at end of period                       $ 1,180    $  9,092
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

NOTE 4. CONVERTIBLE PROMISSORY NOTE AND PRIVATE PLACEMENT

        On March 31, 2000, the Company issued a convertible promissory note to the Company's Chief Executive Officer in the amount of $3,000,000. Interest on the convertible note accrued at the prime rate. At the Annual Meeting held on June 15, 2000, the stockholders approved the conversion of the note and accrued interest outstanding to be converted into common stock. The conversion price per share shall be derived from the price per share of the next private placement of the Company's securities (the "Private Placement"). On June 29, 2000 the Company completed a Private Placement for 594,891 shares of common stock at a price of $7.67 totaling $4,562,219 which included the conversion of the promissory note and accrued interest of $3,048,331.

NOTE 5. SHIPMENTS TO DISTRIBUTOR

        In June, 2000 the Company shipped four (4) ZEUS(TM) systems and related equipment totaling approximately $2,668,000 to Kino Corporation in Japan under its Distribution Agreement dated April 25, 2000. The Company recorded approximately $2,408,000 in revenue from this transaction during the quarter. The product was shipped on irrevocable purchase orders and approximately 75% backed by irrevocable Letters of Credit.

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

        The Company's ZEUS(TM) Robotic Surgical System is designed to fundamentally improve a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive surgical procedures, including fully endoscopic coronary artery bypass grafts ("E-CABG(TM)") on a beating heart, which are currently very difficult or impossible to perform endoscopically. ZEUS is comprised of three surgeon-controlled robotic arms, one of which positions the endoscope and two of which manipulate surgical instruments. The Company believes that ZEUS will improve a surgeon's dexterity and precision and enhance visualization of, and access to, confined operative sites. The Company also believes that new minimally invasive surgical procedures performed with ZEUS will result in reduced patient pain and trauma, fewer complications, lessened cosmetic concerns and shortened convalescent periods and will increase the number of patients qualified for certain surgical procedures. In addition, the Company believes that an increase in minimally invasive procedures will ultimately result in lower overall healthcare costs to providers, payors and patients. The Company has completed Phase I clinical trials for both ZEUS-based laparoscopic procedures and ZEUS-based cardiac procedures under Investigational Device Exemptions ("IDE"). Based upon a series of meetings with FDA in May 2000, the Company has submitted applications for IDE approval to commence multi center pivotal ZEUS-based laparoscopic and cardiac clinical trials in the United States. On July 11, 2000, the Company was notified by FDA that the ZEUS system would be cleared for market under the 510(k) premarket notification process instead of the longer premarket approval process. The Company has initiated a Phase I clinical trial in which ZEUS is used in mitral valve repair and replacement surgery.

RESULTS OF OPERATIONS

Three months ended June 30, 2000 compared to the three months ended June 30, 1999.

        Revenue. Revenue increased $1,263,000 (27%) to $5,962,000 for the three months ended June 30, 2000 from $4,699,000 for the same period in 1999. The Company's ZEUS and AESOP product lines were principally responsible for the revenue increase. ZEUS revenue of $3,115,000 for the quarter was up 86% from prior year levels and resulted mainly from shipments of four (4) systems and related equipment to Kino Corporation. AESOP second quarter revenue of $2,060,000 increased 17% over the previous year's second quarter level mainly as a result of additional systems sold in the quarter. HERMES revenue of $787,000 for the quarter was down (38%) from prior year due to decrease systems shipped to the Company's OEM initial HERMES alliance partner, Stryker Corporation.

        Gross Profit. Gross profit increased $860,000 (32%) to $3,580,000 for the three months ended June 30, 2000 from $2,720,000 for the same period in 1999. Gross margin increased slightly to 60% in the second quarter 2000 from 58% in the second quarter 1999. Gross margin will continue to improve as the Company is able to produce and sell at a greater volume.

        Research and Development. Research and development expense increased $1,056,000 (46%) to $3,353,000 for the three months ended June 30, 2000 from $2,297,000 for the same period in 1999, primarily as a result of the addition of personnel, and increased development efforts for pre-clinical and clinical trial activities related principally to ZEUS. Professional fees increased substantially related to the patent infringement lawsuit the Company has filed against a competitor. The Company expects research and development expenditures to increase as it continues to develop its products and conduct clinical trials.

        Selling, General and Administrative. Selling, general and administrative expense increased $725,000 (24%) to $3,716,000 for the three months ended June 30, 2000 from $2,991,000 for the same period in 1999. The increase was due mainly to the addition of field support personnel as the Company expanded it worldwide sales, service and training capability. The new hires caused increased recruiting and relocation costs, and higher travel and business related expenses. The Company expects selling, general and administrative expense to increase in future periods as it continues to expand its revenue and its sales, service and training capability.

        Other Expense (Income). Other expense of $113,000 for the three months ended June 30, 2000 compared to other income of $188,000 for the three months ended June 30, 1999. Other expense for the current period was comprised of interest expense on the Convertible Promissory Note (See Note 4) and other expenses. For the prior period other income was principally comprised of interest income derived from proceeds of the Company's IPO that was completed in August 1997.

        Income Taxes. Minimal provisions for state franchise taxes have been recorded on the Company's pre-tax losses to date. As of December 31, 1999, the Company had federal and state net operating loss (NOL) carryforwards of approximately $36,000,000 and $7,500,000, respectively which are available to offset future federal and state taxable income. Federal carryforwards expire twenty years after the year of loss and state carryforwards expire seven years after the year of loss. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding its realization.

        Net Loss. The net loss for the second quarter 2000 was $3,609,000 ($.41 per share) compared to $2,387,000 ($.28 per share) for the second quarter 1999 as increased gross profit derived from increased revenue was more than offset by the sum of increased operating expenses and reduced other income. Weighted average shares increased from 8,419,000 to 8,831,000 mainly as a result of the exercise of stock options, issuance of shares under the Company's employee stock purchase plan and the Company's Private Placement (See Note 4).

Six months ended June 30, 2000 compared to the six months ended June 30, 1999.

        Revenue. Revenue decreased $1,321,000 (15%) to $7,330,000 for the six months ended June 30, 2000 from $8,651,000 for the same period in 1999. The decrease resulted principally from lower HERMES revenues which decreased $1,739,000 (70%), along with decrease AESOP revenues of $193,000 (6%) while ZEUS revenues increased $611,000 (22%).

        Gross Profit. Gross profit decreased $699,000 (14%) to $4,259,000 for the six months ended June 30, 2000 from $4,958,000 for the same period in 1999. Gross margin increased to 58% from 57% between the two periods. Pressure on gross margin will continue until the Company receives FDA clearance for ZEUS and is able to produce and sell at greater volume.

        Research and Development. Research and development expense increased $1,038,000 (23%) to $5,569,000 for the first half of 2000 from $4,531,000 for the first half of 1999, primarily as a result of additional personnel, increased development efforts with respect to HERMES and ZEUS, and pre-clinical and clinical activities associated with ZEUS, along with increased professional fees associated with the patent infringement lawsuit the Company has filed against a competitor.

        Selling, General and Administrative. Selling, general and administrative expense increased $1,305,000 (22%) to $7,269,000 for the first half of 2000 as compared to $5,964,000 for the first half 1999. The increase was due to the addition of sales and managerial personnel, related recruiting and relocation costs, greater travel and business expenses.

        Other Expense (Income). Other expense of $37,000 for the first half of 2000 compared to other income of $427,000 for the first half of 1999. Other expense for the current period was comprised of interest expense on the convertible promissory note (See Note 4) issued March 31, 2000 and converted June 29, 2000 offset by interest income in the first quarter of the year. Other income for the first half of the year of 1999 was mainly interest income derived from the proceeds of the Company's IPO which was completed in August 1997.

        Net Loss. The net loss for the first six months of 2000 was $8,628,000 ($.98 per share) compared to $5,123,000 ($.61 per share) for the first six months of 1999 was due to increased operating expenses and reduced other income. Weighted average shares outstanding increased from 8,404,000 to 8,806,000 mainly as a result of the exercise of stock options, issuance of shares under the Company's employee stock purchase plan and the Company's Private Placement (See
Note 4).

FINANCIAL CONDITION

        Since its inception, the Company's expenses have exceeded its revenues, resulting in an accumulated deficit of $55,201,000 as of June 30, 2000. Until its initial public offering in August 1997, the Company had primarily relied on proceeds from issuance of preferred and common stock and bridge debt financing to fund its operations.

        At June 30, 2000 the Company's current ratio (current assets divided by current liabilities) was 2.3 to 1 versus 2.9 to 1 at December 31, 1999, reflecting the decrease in cash and marketable securities as the proceeds from the initial public offering were used to support operations, offset by the increase in cash from the proceeds of the $4,562,000 private placement (See
Note 4).

        For the six months ended June 30, 2000, the Company's use of cash in operating activities of $9,424,000 was primarily attributable to the net loss and increase in accounts receivable. Cash outflow from purchases of plant and equipment was $1,718,000 for the six months ended June 30, 2000. The Company currently has no material commitments for capital expenditures but has procured additional leased space in anticipation of continued business growth. For the six months ended June 30, 2000, net cash provided by financing activities of $4,801,000 was attributable to the $4,562,000 private placement (See Note 4) and the exercise of stock options totaling $344,000.

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

        The Company's financial instruments include cash and short-term investment grade debt securities. At June 30, 2000, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, the Company does not have significant currency exposure at June 30, 2000.

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

        We have a limited operating history and have not yet made a profit. The ZEUS product line is important to our future success and has not achieved U.S. regulatory clearance, and none of our products have yet achieved significant market acceptance. Government regulation of the medical device industry is strict and regulatory approvals are generally lengthy, expensive and uncertain. Third-party payors may be unwilling to reimburse hospitals for use of our products. We have competition and there are alternative treatments and procedures to using our products. Our products are subject to rapid technological change and our success, in part, is based on our ability to obtain patent protection for our products. Our patents may be challenged by others and others may assert that we are infringing their proprietary rights. We cannot predict the outcome of such disputes and the expenses of defending such actions may be substantial. We are dependent on sole source suppliers for principal components of our products. Our anticipated growth will place significant demands on our management and resources, particularly in research and development, sales and marketing and manufacturing. A more detailed discussion of factors that could affect our future results can be found in the "Risk Factors That May Affect Future Results" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. We strongly encourage you to review these risk factor disclosures and the Company's Registration Statement on Form S-3 filed on May 19, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's financial instruments include cash and short-term investment grade debt securities. At June 30, 2000 the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

        It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, the Company does not have a significant currency exposure at June 30, 2000.

PART II. OTHER INFORMATION

ITEM 1. LITIGATION

        On May 10, 2000, the Company filed suit against Intuitive Surgical Inc. alleging that Intuitive's da Vinci surgical infringes Computer's Motion's United States Patent Nos. 5,878,193; 5,524,180; 5,762,458; 6,001,108; 5, 815,640;
5,907,664; 5,855,583. On June 1, 2000 Computer Motion filed an amended complaint alleging that Intuitive has also infringed the Company's recently issued United States Patent No. 6,063,095. The Company's complaint seeks damages for lost profits, injunctive relief enjoining any future infringement of its patent rights, treble damages and attorneys fees.

        On June 30, 2000, Intuitive served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. Other than request for attorney's fees, Intuitive has not requested any damages. The Company has served discovery requests seeking a statement of the facts that support Intuitive's defenses, and to date, Intuitive has failed to give a substantive answer. The Company has initiated a motion to compel responses to its discovery requests.

        A pre-trial schedule has not been entered in the case. The Company expects that the Court will set a status conference, during which the pre-trial schedule is set, sometime in the next 30 days. Intuitive has suggested that after an initial discovery phase the parties evaluate the evidence and meet to discuss a possible settlement. The Company currently intends to bring a motion for preliminary injunction and a motion for summary judgment on the issues of invalidity and infringement.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Reference is made to the discussion of the use of proceeds of the Company's initial public offering under the caption "Financial Condition" in Management's Discussion and Analysis.

        On March 31, 2000, the Company issued a convertible promissory note to the Company's Chief Executive Officer in the amount of $3,000,000. Interest on the convertible note accrued at the prime rate. At the Annual Meeting held on June 15, 2000, the stockholders approved the conversion of the note and accrued interest outstanding to be converted into common stock. The conversion price per share shall be derived from the price per share of the next private placement of the Company's securities (the "Private Placement"). On June 29, 2000 the Company completed a Private Placement for 594,891 shares of common stock at a price of $7.67 totaling $4,562,219 which included the conversion of the promissory note and accrued interest. The convertible promissory note was and the shares of common or preferred stock to be issued upon the conversion of the promissory note shall be issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

ITEM 4. SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

        On June 15, 2000, the Company held its annual meeting of the shareholders with shareholders holding 7,769,645 shares of common stock (representing (88.9%) of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. Daniel R. Doiron, Robert W. Duggan, M. Jacqueline Eastwood, W. Peter Geis, and Yulun Wang were listed as management's nominees in the proxy statement and were elected as directors at the meeting. The votes for each nominee were as follows:

                                     Number of                Number of
        Name                      Affirmative Votes        Votes Withheld
        ----                      -----------------        --------------
        Daniel R. Doiron             7,449,978                 319,667
        Robert W. Duggan             7,450,072                 319,573
        M. Jacqueline Eastwood       7,450,072                 319,573
        W. Peter Geis                7,449,165                 320,480
        Yulun Wang                   7,450,072                 319,573

        Also at the meeting, the Company sought approval for a proposal to convert a Promissory Note dated March 1, 2000 in the amount of $3,000,000 with interest at the prime rate to a certain officer and director into securities of the Company. The proposal was approved with 4,536,072 affirmative votes, 416,868 negative votes and 44,221 abstentions.

        In addition, at the meeting, the Company sought approval for the ratification of the re-appointment of Arthur Andersen LLP as its independent public accountants for the fiscal year ending December 31, 2000. This proposal was approved with 7,708,850 affirmative votes, 13,755 negative votes and 47,040 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            10.1 - Stock Purchase Agreement between the Company and the
                   Investors listed on Schedule A Hereto, dated June 29, 2000.

            27.1 - Financial data schedule

        (b) No Reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: August 11, 2000                       COMPUTER MOTION, INC.


                                            By: /s/ GORDON L. ROGERS
                                                --------------------------------
                                                GORDON L. ROGERS
                                                Vice President, Chief Financial
                                                Officer and Secretary
                                                (Principal Financial and
                                                Accounting Officer)