Form 10-Q
period 2000-09-30
COMPUTER MOTION INC
filed 2000-11-14
CIK 906829

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2000


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

As of November 13, 2000 there were 10,100,083 shares of the Registrant's common stock outstanding.

                              COMPUTER MOTION, INC.

                               INDEX TO FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000

INDEX                                                                       PAGE
-----                                                                       ----

PART I. - FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Condensed Statements of Operations                          3

                  Condensed Balance Sheets                                    4

                  Condensed Statements of Cash Flows                          5

                  Notes to Condensed Financial Statements                     6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               7

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                11

PART II. - OTHER INFORMATION

         Item 1.  Litigation                                                 11

         Item 2.  Changes in Securities and Use of Proceeds                  12

         Item 6.  Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                                   13

 PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

                              COMPUTER MOTION, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Amounts in thousands, except per share amounts)

                                                      Three Months Ended               Nine Months Ended
                                                         September 30                     September 30
                                                    -----------------------         -------------------------
                                                      2000            1999            2000             1999
                                                    -------         -------         --------         --------
Revenue                                             $ 6,211         $ 5,358         $ 13,541         $ 14,009

Cost of revenue                                       2,545           2,143            5,616            5,836
                                                    -------         -------         --------         --------
Gross profit                                          3,666           3,215            7,925            8,173
                                                    -------         -------         --------         --------

Research & development expense                        2,983           2,134            8,552            6,665
Selling, general & administrative expense             4,235           3,202           11,504            9,166
                                                    -------         -------         --------         --------
Total operating expense                               7,218           5,336           20,056           15,831
                                                    -------         -------         --------         --------

Loss from operations                                 (3,552)         (2,121)         (12,131)          (7,658)

Other expense/(income)                                   39            (145)              76             (572)
                                                    -------         -------         --------         --------
Loss before income taxes                             (3,591)         (1,976)         (12,207)          (7,086)

Income tax provision                                      6               7               18               20
                                                    -------         -------         --------         --------
Net loss                                            $(3,597)        $(1,983)        $(12,225)        $ (7,106)
                                                    =======         =======         ========         ========
Weighted average common shares outstanding
  used to compute net loss per share - basic
  and diluted                                         9,509           8,540            9,022            8,449
                                                    =======         =======         ========         ========
Loss per share - basic and diluted                  $ (0.38)        $ (0.23)        $  (1.36)        $  (0.84)
                                                    =======         =======         ========         ========

See notes to condensed financial statements.

                              COMPUTER MOTION, INC.

                            CONDENSED BALANCE SHEETS
                             (Amounts in thousands)

                                                     September 30,     December 31,
                                                         2000            1999(1)
                                                     -------------     ------------
                                                       Unaudited
ASSETS

Current assets:
      Cash and cash equivalents                        $  4,520         $  4,297
      Marketable securities                                  --            3,224
      Accounts receivable                                 8,540            6,203
      Inventories                                         4,767            5,009
      Other current assets                                  453              332
                                                       --------         --------
Total current assets                                     18,280           19,065

Property and equipment, net                               4,317            2,933
Other assets                                                 85            1,363
                                                       --------         --------
Total assets                                           $ 22,682         $ 23,361
                                                       ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Notes payable to shareholder                     $  1,500         $     --
      Accounts payable                                    2,705            3,235
      Accrued expenses                                    3,720            2,917
      Deferred revenue                                    1,464              317
                                                       --------         --------
Total current liabilities                                 9,389            6,469

Deferred revenue, net of current portion                  1,293              970
Other liabilities                                             3              103
                                                       --------         --------
Total liabilities                                        10,685            7,542
                                                       --------         --------
Shareholders' equity
      Preferred stock, authorized 5,000 shares,
        issued and outstanding none                          --               --
      Common stock, $.001 par value, authorized
        25,000 shares outstanding - 10,095 and
        8,745 shares                                         10                9
      Additional paid-in capital                         72,457           62,663
      Deferred compensation                                (144)            (247)
      Accumulated deficit                               (60,160)         (46,573)
      Accrued comprehensive gain/(loss)                    (166)             (33)
                                                       --------         --------
Total shareholders' equity                               11,997           15,819
                                                       --------         --------
Total liabilities & shareholders' equity               $ 22,682         $ 23,361
                                                       ========         ========

-------------
(1) Derived from audited financial statements for the year ended
    December 31, 1999.

See notes to condensed financial statements.

                              COMPUTER MOTION, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                       Nine Months Ended
                                                                          September 30
                                                                   --------------------------
                                                                     2000              1999
                                                                   ---------        ---------
Cash flows from operating activities:
     Net loss                                                      $(12,225)        $ (7,106)
     Adjustments to reconcile net loss to cash used
       by operating activities:
         Depreciation and amortization                                1,003              672
         Provision for doubtful accounts and
           sales allowances                                             660              579
        (Gain)/loss on sale of fixed assets                              --               11
        Amortization of deferred compensation                           103              187
        Other                                                            --               34

        Decrease/(increase) in:
           Accounts receivable                                       (1,736)          (6,545)
           Inventories                                                  242             (304)
           Other current assets                                        (121)            (219)

        Increase/(decrease) in:
           Accounts payable                                            (530)             564
           Deferred revenue                                           1,470               --
           Accrued expenses                                             803              707
                                                                   --------         --------
           Net cash used in operating activities                    (10,331)         (11,420)
                                                                   --------         --------

Cash flows from investing activities:
     Purchases of property and equipment                             (2,387)          (1,144)
     Net proceeds from short-term investments                         3,224            9,802
                                                                   --------         --------
           Net cash provided by investing activities                    837            8,658
                                                                   --------         --------

Cash flows from financing activities:
     Proceeds from common stock and warrant issuance                  7,978              124
     Proceeds from note payable to shareholder                        1,500               --
     Options exercised                                                  455            1,053
     Other                                                             (216)             (16)
                                                                   --------         --------
           Net cash provided by financing activities                  9,717            1,161
                                                                   --------         --------

           Increase (decrease) in cash and cash equivalents             223           (1,601)

Cash and cash equivalents at beginning of period                      4,297            5,577
                                                                   --------         --------
Cash and cash equivalents at end of period                         $  4,520         $  3,976
                                                                   ========         ========

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

NOTE 4. CONVERTIBLE PROMISSORY NOTE AND PRIVATE PLACEMENT

        On March 31, 2000, the Company issued a convertible promissory note to the Company's Chief Executive Officer in the amount of $3,000,000. Interest on the convertible note accrued at the prime rate. At the Annual Meeting held on June 15, 2000, the stockholders approved the conversion of the note and accrued interest outstanding to be converted into common stock. The conversion price per share shall be derived from the price per share of the next private placement of the Company's securities (the "Private Placement"). On June 29, 2000 the Company completed a Private Placement for 594,891 shares of common stock at a price of $7.67 totaling $4,562,000, which included the conversion of the $3,000,000 promissory note and accrued interest for a total of $3,048,000. On July 25, 2000 the Company's Chief Executive Officer loaned the Company $1,500,000 due on demand with interest at the prime rate.

NOTE 5. WARRANTS

        On August 31, 2000, the Company offered current warrant holders an incentive to exercise their warrants. On all warrants exercised prior to September 22, 2000 an additional five year warrant would be issued for 55% of the total warrants exercised. Warrants totaling 657,332 shares were exercised and new five year warrants totaling 361,533 shares were issued at $9.178 per warrant. The exercise price per share for all shares of common stock subject to the additional warrants is 110% of the average closing price per share as reported on the Nasdaq National Market for the ten trading days prior to August 31, 2000. The fair market value of the warrants at the grant date was estimated using the Black-Scholes model of $1,362,000, which was charged to accumulated deficit and credited to additional paid-in capital.

NOTE 6. SHIPMENTS TO DISTRIBUTOR

        In June, 2000 the Company shipped four (4) ZEUS(TM) systems and related equipment totaling approximately $2,668,000 to Kino Corporation in Japan under its Distribution Agreement dated April 25, 2000. The Company recorded approximately $2,408,000 in revenue from this transaction during the second quarter. The product was shipped on irrevocable purchase orders and as of September 30, 2000 approximately 75% has been paid.

        In September, 2000 the Company shipped three (3) ZEUS systems and related equipment totaling approximately $1,208,000 to two distributors. The Company recorded approximately $896,000 in revenue from these transactions during the quarter. The product was shipped on irrevocable purchase orders and both distributors have been given ninety (90) day payment terms.

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

        The Company's ZEUS(TM) Robotic Surgical System is designed to fundamentally improve a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive surgical procedures, including fully endoscopic coronary artery bypass grafts ("E-CABG(TM)") on a beating heart, which are currently very difficult or impossible to perform endoscopically. ZEUS is comprised of three surgeon-controlled robotic arms, one of which positions the endoscope and two of which manipulate surgical instruments. The Company believes that ZEUS will improve a surgeon's dexterity and precision and enhance visualization of, and access to, confined operative sites. The Company also believes that new minimally invasive surgical procedures performed with ZEUS will result in reduced patient pain and trauma, fewer complications, lessened cosmetic concerns and shortened convalescent periods and will increase the number of patients qualified for certain surgical procedures. In addition, the Company believes that an increase in minimally invasive procedures will ultimately result in lower overall healthcare costs to providers, payors and patients. The Company has completed feasibility clinical trials for both ZEUS-based tubal reanastomosis procedures and ZEUS-based cardiac procedures under Investigational Device Exemptions ("IDE") and is currently enrolling patients. Based upon a series of meetings with FDA in May 2000, the Company has submitted applications for IDE approval to commence multi-center pivotal ZEUS-based laparoscopic and cardiac clinical trials in the United States. On July 11, 2000, the Company was notified by FDA that the ZEUS system would be cleared for market under the 510(k) premarket notification process instead of the longer premarket approval process. The FDA has granted the Company approval for commencement of pivotal randomized control trials for Coronary Artery Bypass
(CABG), Thorocoscopic surgery, and General Laparoscopic surgery. The Company has initiated a feasibility clinical trial in which ZEUS is used in mitral valve repair and replacement surgery and is enrolling patients.

RESULTS OF OPERATIONS

Three months ended September 30, 2000 compared to the three months ended September 30, 1999.

        Revenue. Revenue increased $853,000 (16%) to $6,211,000 for the three months ended September 30, 2000 from $5,358,000 for the same period in 1999. The Company's ZEUS product line was principally responsible for the revenue increase. ZEUS revenue of $3,488,000 for the quarter was up 40% from prior year levels and resulted mainly from increased demand for the product. AESOP third quarter revenue of $2,080,000 increased 1% over the previous year's third quarter. HERMES revenue of $643,000 for the quarter was down (21%) from prior year due to decrease systems shipped to the Company's OEM initial HERMES alliance partner, Stryker Corporation.

        Gross Profit. Gross profit increased $451,000 (14%) to $3,666,000 for the three months ended September 30, 2000 from $3,215,000 for the same period in 1999. Gross margin decreased slightly as a percent of sales to 59% in the third quarter 2000 from 60% in the third quarter 1999.

        Research and Development. Research and development expense increased $849,000 (40%) to $2,983,000 for the three months ended September 30, 2000 from $2,134,000 for the same period in 1999, primarily as a result of the addition of personnel, and increased development efforts for pre-clinical and clinical trial activities related principally to ZEUS. Professional fees increased substantially related to the patent infringement lawsuit the Company has filed against a competitor. The Company expects research and development expenditures to increase as it continues to develop its products and conduct clinical trials.

        Selling, General and Administrative. Selling, general and administrative expense increased $1,033,000 (32%) to $4,235,000 for the three months ended September 30, 2000 from $3,202,000 for the same period in 1999. The increase was due mainly to the addition of field support personnel as the Company expanded it worldwide sales, service and training capability. The new hires caused increased recruiting and relocation costs, and higher travel and business related expenses. The Company expects selling, general and administrative expense to increase in future periods as it continues to expand its revenue and its sales, service and training capability.

        Other Expense (Income). Other expense of $39,000 for the three months ended September 30, 2000 compared to other income of $145,000 for the three months ended September 30, 1999. Other expense for the current period was comprised of interest expense on the Note Payable and other expenses. For the prior period other income was principally comprised of interest income derived from proceeds of the Company's IPO that was completed in August 1997.

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

        Net Loss. The net loss for the third quarter 2000 was $3,597,000 ($.38 per share) compared to $1,983,000 ($.23 per share) for the third quarter 1999 as increased gross profit derived from increased revenue was more than offset by the sum of increased operating expenses and reduced other income. Weighted average shares increased from 8,540,000 to 9,509,000 mainly as a result of the exercise of stock options, issuance of shares under the Company's employee stock purchase plan and the Company's Private Placement and warrant exercise. (See Notes 4 and 5 of notes to condensed financial statements).

Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

        Revenue. Revenue decreased $468,000 (3%) to $13,541,000 for the nine months ended September 30, 2000 from $14,009,000 for the same period in 1999. The decrease resulted principally from lower HERMES revenues which decreased $1,854,000 (57%), along with decrease AESOP revenues of $171,000 (3%) while ZEUS revenues increased $1,557,000 (29%).

        Gross Profit. Gross profit decreased $248,000 (3%) to $7,925,000 for the nine months ended September 30, 2000 from $8,173,000 for the same period in 1999. Gross margin increased as a percent of sales to 59% from 58% between the two periods. Pressure on gross margin will continue until the Company receives FDA clearance for ZEUS and is able to produce and sell at greater volume.

        Research and Development. Research and development expense increased $1,887,000 (28%) to $8,552,000 for the first nine months of 2000 from $6,665,000 for the first nine months of 1999, primarily as a result of additional personnel, increased development efforts with respect to HERMES and ZEUS, and pre-clinical and clinical activities associated with ZEUS, along with increased professional fees associated with the patent infringement lawsuit the Company has filed against a competitor.

        Selling, General and Administrative. Selling, general and administrative expense increased $2,338,000 (26%) to $11,504,000 for the first nine months as compared to $9,166,000 for the first nine months of 1999. The increase was due to the addition of sales and managerial personnel, related recruiting and relocation costs, greater travel and business expenses.

        Other Expense (Income). Other expense of $76,000 for the first nine months of 2000 compared to other income of $572,000 for the first nine months of 1999. Other expense for the current period was comprised of interest expense on the convertible promissory note (See Note 4 of notes to condensed financial statements) issued March 31, 2000 and converted June 29, 2000 and note payable offset by interest income in the first quarter of the year. Other income for the first nine months of 1999 was mainly interest income derived from the proceeds of the Company's IPO which was completed in August 1997.

        Net Loss. The net loss for the first nine months of 2000 was $12,225,000 ($1.36 per share) compared to $7,106,000 ($.84 per share) for the first nine months of 1999 was due to increased operating expenses and reduced other income. Weighted average shares outstanding increased from 8,449,000 to 9,022,000 mainly as a result of the exercise of stock options, issuance of shares under the Company's employee stock purchase plan, the Company's Private Placement (See
Note 4 of notes to condensed financial statements) and warrant exercise (See Notes 4 and 5 of notes to condensed financial statements).

FINANCIAL CONDITION

        Since its inception, the Company's expenses have exceeded its revenues, resulting in an accumulated deficit of $60,160,000 as of September 30, 2000. Until its initial public offering in August 1997, the Company had primarily relied on proceeds from issuance of preferred and common stock and bridge debt financing to fund its operations.

        At September 30, 2000 the Company's current ratio (current assets divided by current liabilities) was 1.9 to 1 versus 2.9 to 1 at December 31, 1999, reflecting the decrease in cash and marketable securities as the proceeds from the initial public offering were used to support operations, offset by the increase in cash of the $4,562,000 from the private placement and $3,402,000 from the warrant exercise.

        For the nine months ended September 30, 2000, the Company's use of cash in operating activities of $10,331,000 was primarily attributable to the net loss adjusted for depreciation, amortization and provision for doubtful accounts. Cash outflow from purchases of plant and equipment was $2,387,000 for the nine months ended September 30, 2000. The Company currently has no material commitments for capital expenditures but has procured additional leased space in anticipation of continued business growth. For the nine months ended September 30, 2000, net cash provided by financing activities of $9,717,000 was substantially attributable to the $4,562,000 private placement (See Note 4 of notes to condensed financial statements), $1,500,000 note payable to shareholder, warrants totaling $3,416,000 (See Note 5 of notes to condensed financial statements) and the exercise of stock options totaling $455,000.

        The Company's operations to date have consumed substantial amounts of cash, and the Company expects its capital and operating expenditures to continue to exceed proceeds from ongoing sales at least through 2000. The Company's need for additional financing will depend upon numerous factors, including, but not limited to, the extent and duration of the Company's future-operating losses, the level and timing of future revenues and expenditures, the progress and scope of clinical trials, the timing and costs required to receive both United States and international governmental approvals or clearances, market acceptance of new products, the results and scope of ongoing research and development projects, the costs of training physicians to become proficient in the use of the Company's products and procedures, and the cost of developing appropriate sales and marketing capabilities. The Company plans to raise additional funds through public or private equity financing and is also planning to obtain a bank line of credit. There can be no assurance that additional financing, when required, would be available on acceptable terms, if at all. The Company believes that it will be able to raise the funds necessary to sustain operations through December 31, 2000. However, the Company may require substantial working capital to fund our business and may need to raise additional capital. The Company cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. If adequate funds are not available, the Company's business, financial condition and results of operations could be adversely affected.

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

        The Company's financial instruments include cash and short-term investment grade debt securities. At September 30, 2000, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, the Company does not have significant currency exposure at September 30, 2000.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

        Computer Motion operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion summarizes some of these risks, which could affect our actual future results and could cause them to differ materially from any forward-looking statements we have made.

        Our growth and operating results could be impaired if we are unable to meet our future capital requirements.

        We have a limited operating history and have not yet made a profit. The ZEUS product line is important to our future success and has not achieved U.S. regulatory clearance, and none of our products have yet achieved significant market acceptance. Government regulation of the medical device industry is strict and regulatory approvals are generally lengthy, expensive and uncertain. Third-party payors may be unwilling to reimburse hospitals for use of our products. We have competition and there are alternative treatments and procedures to using our products. Our products are subject to rapid technological change and our success, in part, is based on our ability to obtain patent protection for our products. Our patents are being, and may further be challenged by others and others may assert that we are infringing their proprietary rights. We cannot predict the outcome of such disputes and the expenses of defending such actions may be substantial. We are dependent on sole source suppliers for principal components of our products. Our anticipated growth will place significant demands on our management and resources, particularly in research and development, sales and marketing and manufacturing. A more detailed discussion of factors that could affect our future results can be found in the "Risk Factors That May Affect Future Results" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. We strongly encourage you to review these risk factor disclosures and the Company's Registration Statements on Form S-3 filed on May 19, 2000 and August 22, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's financial instruments include cash and short-term investment grade debt securities. At September 30, 2000 the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

        It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, the Company does not have a significant currency exposure at September 30, 2000.

PART II. OTHER INFORMATION

ITEM 1. LITIGATION

        On May 10, 2000, the Company filed suit against Intuitive Surgical Inc. alleging that Intuitive's da Vinci surgical robot system infringes on the Company's United States Patent Nos. 5,878,193; 5,524,180; 5,762,458; 6,001,108;
5,815,640; 5,907,664; 5,855,583. On June 1, 2000 Computer Motion filed an amended complaint alleging that Intuitive has also infringed the Company's recently issued United States Patent No. 6,063,095. The Company's complaint seeks damages for lost profits, injunctive relief enjoining any future infringement of its patent rights, treble damages and attorneys fees.

        On June 30, 2000, Intuitive served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. Other than request for attorney's fees, Intuitive has not requested any damages. The Company has served discovery requests seeking a statement of the facts that support Intuitive's defenses. Intuitive has provided partial responses to the Company's discovery. The responses have been served under seal and the Company is not privy to much of the information to Intuitive's underlying intentions. The Company has initiated a motion to compel responses to its discovery requests.

         A pre-trial schedule has not been entered in the case. The Company expects that the Court will set a status conference, during which the pre-trial schedule is set, sometime before November 30, 2000. Intuitive has suggested that after an initial discovery phase the parties evaluate the evidence and meet to discuss a possible settlement. The Company currently intends to bring a motion for preliminary injunction and a motion for summary judgment on the issues of invalidity and infringement.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Reference is made to the discussion of the use of proceeds of the Company's initial public offering under the caption "Financial Condition" in Management's Discussion and Analysis.

        On March 31, 2000, the Company issued a convertible promissory note to the Company's Chief Executive Officer in the amount of $3,000,000. Interest on the convertible note accrued at the prime rate. At the Annual Meeting held on June 15, 2000, the stockholders approved the conversion of the note and accrued interest outstanding to be converted into common stock. The conversion price per share shall be derived from the price per share of the next private placement of the Company's securities (the "Private Placement"). On June 29, 2000 the Company completed a Private Placement for 594,891 shares of common stock at a price of $7.67 totaling approximately $4,562,000 which included the conversion of the promissory note and accrued interest. The convertible promissory note was and the shares of common or preferred stock to be issued upon the conversion of the promissory note were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

        On August 31, 2000, the Company offered current warrant holders an incentive to exercise their warrants. On all warrants exercised prior to September 22, 2000 an additional five year warrant would be granted for 55% of the total warrants exercised. Warrants totaling 657,332 shares of common stock were exercised and new five year warrants totaling 361,533 shares were granted at $9.178 per warrant. Daniel Dorian, a member of the Company's Board of Directors, exercised four warrants for an aggregate of 58,690 shares of common stock and received a new warrant to purchase 32,280 shares of common stock. Yulun Wang, the Company's Chief Technical Officer, Executive Vice President and member of the Company's Board of Directors, exercised a warrant for an aggregate of 3,931 shares of common stock and received a new warrant to purchase 2,162 shares of common stock. Robert Duggan, the Company's Chief Executive Officer and the Chairman of the Company's Board of Directors exercised eight warrants for an aggregate of 271,617 shares of common stock and received a new warrant to purchase 149,388 shares of common stock. The exercise price per share for all shares of common stock subject to the additional warrants is 110% of the average closing price per share as reported on the Nasdaq National Market for the ten trading days prior to August 31, 2000. The fair market value of the warrants at the grant date was estimated using the Black-Scholes model of $1,362,000 which was charged to Accumulated deficit and credited to Additional paid-in capital. The new warrants and the shares of common stock to be issued upon conversion of the new warrants were and shall be issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

      10.1 - Promissory Note between the Company and Robert W. Duggan, dated July 25, 2000.

      10.2 - Form of Redeemable Warrant to Purchase common stock of Computer Motion, Inc., dated September 22, 2000

      27.1 - Financial data schedule

(b) No Reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: November 14, 2000                    COMPUTER MOTION, INC.


                                           By: /s/ GORDON L. ROGERS
                                               ---------------------------------
                                               GORDON L. ROGERS
                                               Vice President, Chief Financial
                                               Officer and Secretary
                                               (Principal Financial and
                                               Accounting Officer)

                                 EXHIBIT INDEX

     EXHIBIT
     INDEX                        DESCRIPTION
     -------                      -----------
      10.1 - Promissory Note between the Company and Robert W. Duggan, dated July 25, 2000.

      10.2 - Form of Redeemable Warrant to Purchase common stock of Computer Motion, Inc., dated September 22, 2000

      27.1 - Financial data schedule