Form 10-Q/A
period 2000-09-30
COMPUTER MOTION INC
filed 2000-12-04
CIK 906829

                                AMENDMENT NO. 1
                                  FORM 10-Q/A



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


As of November 27, 2000 there were 10,101,149 shares of the Registrant's common stock outstanding.

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

 PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

                              COMPUTER MOTION, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Amounts in thousands, except per share amounts)


                                                      Three Months Ended               Nine Months Ended
                                                         September 30                     September 30
                                                    -----------------------         -------------------------
                                                      2000            1999            2000             1999
                                                    -------         -------         --------         --------
Revenue                                             $ 6,211         $ 5,358         $ 13,541         $ 14,009

Cost of revenue                                       2,545           2,143            5,616            5,836
                                                    -------         -------         --------         --------
Gross profit                                          3,666           3,215            7,925            8,173
                                                    -------         -------         --------         --------

Research & development expense                        2,983           2,134            8,552            6,665
Selling, general & administrative expense             4,235           3,202           11,504            9,166
                                                    -------         -------         --------         --------
Total operating expense                               7,218           5,336           20,056           15,831
                                                    -------         -------         --------         --------

Loss from operations                                 (3,552)         (2,121)         (12,131)          (7,658)

Other expense/(income)                                   39            (145)              76             (572)
                                                    -------         -------         --------         --------
Loss before income taxes                             (3,591)         (1,976)         (12,207)          (7,086)

Income tax provision                                      6               7               18               20
                                                    -------         -------         --------         --------
Net loss                                             (3,597)         (1,983)         (12,225)          (7,106)
                                                    -------         -------         --------         --------
Dividend to warrant holders                           1,362              --            1,362               --
                                                    -------         -------         --------         --------
Net loss available to common shareholders           $(4,959)        $(1,983)        $(13,587)        $ (7,106)
                                                    =======         =======         ========         ========
Weighted average common shares outstanding
  used to compute net loss per share - basic
  and diluted                                         9,509           8,540            9,022            8,449
                                                    =======         =======         ========         ========
Net loss available to common shareholders
  per share - basic and diluted                     $ (0.52)        $ (0.23)        $  (1.51)        $  (0.84)
                                                    =======         =======         ========         ========


See notes to condensed financial statements.

                              COMPUTER MOTION, INC.

                            CONDENSED BALANCE SHEETS
                             (Amounts in thousands)


                                                     September 30,     December 31,
                                                         2000            1999(1)
                                                     -------------     ------------
                                                       Unaudited
ASSETS

Current assets:
      Cash and cash equivalents                        $  4,520         $  4,297
      Marketable securities                                  --            3,224
      Accounts receivable                                 8,540            6,203
      Inventories                                         4,767            5,009
      Other current assets                                  453              332
                                                       --------         --------
Total current assets                                     18,280           19,065

Property and equipment, net                               4,317            2,933
Other assets                                                 85            1,363
                                                       --------         --------
Total assets                                           $ 22,682         $ 23,361
                                                       ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Notes payable to shareholder                     $  1,500         $     --
      Accounts payable                                    2,705            3,235
      Accrued expenses                                    3,720            2,917
      Deferred revenue                                    1,464              317
                                                       --------         --------
Total current liabilities                                 9,389            6,469

Deferred revenue, net of current portion                  1,293              970
Other liabilities                                             3              103
                                                       --------         --------
Total liabilities                                        10,685            7,542
                                                       --------         --------
Shareholders' equity
      Preferred stock, authorized 5,000 shares,
        issued and outstanding none                          --               --
      Common stock, $.001 par value, authorized
        25,000 shares outstanding - 10,095 and
        8,745 shares                                         10                9
      Additional paid-in capital                         72,457           62,663
      Deferred compensation                                (144)            (247)
      Accumulated deficit                               (60,160)         (46,573)
      Other comprehensive income/(loss)                    (166)             (33)
                                                       --------         --------
Total shareholders' equity                               11,997           15,819
                                                       --------         --------
Total liabilities & shareholders' equity               $ 22,682         $ 23,361
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

NOTE 2. NET LOSS PER SHARE


        Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share," requires presentation of both basic and diluted net loss per share in the financial statements. The Company's basic net loss per share is the same as its diluted net loss per share because inclusion of outstanding stock options and warrants in the calculation is antidilutive. Basic and diluted loss per share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

        The net loss per share for the three months and nine months ended September 30, 2000 have been adjusted to include the fair value of 361,530 additional warrants provided to certain warrant holders as an incentive to exercise their existing warrants. The Company is required to show the Black Scholes impact of this additional issuance as a dividend in the net loss computation for loss per share. This is a non-cash transaction involving the charging of $1,362,000, to accumulated deficit and crediting additional paid-in capital. Had the Company not issued the additional warrants, net loss per share on a pro forma basis would have been ($0.38) and ($1.36), respectively (See
Note 5 of notes to condensed financial statements). Pro forma data is as follows:

                                                            Period Ended September 30, 2000
                                                            -------------------------------
                                                            Three Months       Nine Months
                                                             Unaudited          Unaudited
                                                            ------------       -----------
Unaudited pro forma per share data - basic and diluted:

Net loss available to common shareholders per share            $(0.52)           $(1.51)
Dividend to warrant holders per share                           (0.14)            (0.15)
                                                               ------            ------
Pro forma net loss per share                                   $(0.38)           $(1.36)
                                                               ======            ======


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


      10.1 - Promissory Note between the Company and Robert W. Duggan, dated July 25, 2000 (Previously filed)

      10.2 - Form of Redeemable Warrant to Purchase common stock of Computer Motion, Inc., dated September 22, 2000 (Previously filed)


      27.1 - Financial data schedule

(b) No Reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: December 1, 2000                     COMPUTER MOTION, INC.



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

                                 EXHIBIT INDEX

     EXHIBIT
     INDEX                        DESCRIPTION
     -------                      -----------


      10.1 - Promissory Note between the Company and Robert W. Duggan, dated July 25, 2000 (Previously filed)

      10.2 - Form of Redeemable Warrant to Purchase common stock of Computer Motion, Inc., dated September 22, 2000 (Previously filed)


      27.1 - Financial data schedule