Form 10-K405
period 2000-12-31
COMPUTER MOTION INC
filed 2001-04-13
CIK 906829

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                             FORM 10-K ANNUAL REPORT

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                          COMMISSION FILE NO. 000-22755

                                ----------------

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

                                ----------------

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, or will not be contained, to the best of the Registrant's knowledge, in definitive proxy information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $53.4 million at March 19, 2001 when the closing sale price of such stock, as reported on the NASDAQ National Market was $5.25 per share.

        The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of March 19, 2001 was 10,179,563 shares.

        Information required in portions of Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2000 fiscal year.

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

        Traditionally, the vast majority of all surgeries have been open, requiring large incisions measuring up to 18 inches to access the operative site. Although this approach can be highly effective, it often results in significant trauma, pain and complications, as well as significant costs related to lengthy convalescent periods for the patient. In an effort to minimize these negative factors, minimally invasive surgical techniques and related technologies have been developed. MIS has proven to be as effective as traditional open surgery while offering patients substantially reduced pain and trauma, shortened convalescent periods and decreased overall patient care costs. While these benefits are significant, the minimally invasive approach presents challenges to surgeons, including the intricate reconstruction of patient tissue by suturing, delicate manipulation of small anatomical features and constrained access to, and limited visualization of, the operative site.

        The Computer Motion vision is to bring the power of computers and robotics to the operating room to facilitate a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive microsurgical procedures that are currently very difficult or impossible to perform. The Company works with the leading practitioners in multiple disciplines to develop new procedures using the Company's products to provide better visualization and improved dexterity for the surgeon, particularly for minimally invasive techniques.

        The Company has developed four major products and a suite of supporting supplies, accessories and services. The four major products are the AESOP(R)Endoscope Postioner, a surgical robot capable of positioning an endoscope in response to a surgeon's commands; the ZEUS(TM) Robotic Surgical System, a robotic platform designed to improve a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive microsurgical procedures that are currently impossible or very difficult to perform; the HERMES(TM) Control Center, a voice activated operating room control system designed to enable a surgeon to directly control multiple OR devices, including the Company's AESOP system, through simple verbal commands; and the SOCRATES(TM) Telementoring System, an interactive telecollaborative system allowing a surgeon to mentor another surgeon during an operation.

        ROBOTIC SYSTEMS

        The Company's line of computer and robotic systems enhance a surgeon's ability to perform complex, minimally invasive surgeries. The Company has developed the EVOLVE surgical continuum to support a gradient learning curve for surgeons to safely and economically develop the skills required to transition from open to endoscopic surgery. All four of the Company's robotic products are integral to the EVOLVE process.

        AESOP PLATFORM LINE

        The Computer Motion AESOP system is a surgical robot which approximates the form and function of a human arm and allows control of the endoscope (a specially designed optical tube which, when connected to a medical video camera and light source, is passed into the body to allow the surgeon to view the operative site on a video monitor) using simple verbal commands. This eliminates the need for a member of a surgical staff to manually control the camera and provides a more stable endoscopic image and more precise positioning. The Company estimates that over 100,000 MIS procedures have been successfully assisted by 535 AESOP systems in more than 400 hospitals and surgery centers around the world.

        The AESOP platform is the world's first Food and Drug Administration ("FDA") cleared surgical robot and incorporates the world's first FDA-cleared voice control interface for use in the operating room. The AESOP system was introduced in the fourth quarter of 1994. AESOP 2000 with voice control was introduced in the fourth quarter of 1996. The AESOP 3000 platform, introduced in December 1997, is the world's first FDA cleared surgical robot capable of assisting in advanced minimally invasive cardiothoracic procedures. The AESOP 3000 robotic arm features added flexibility and functionality over its predecessor, providing the range of motion necessary for endoscopic viewing in the thoracic (chest) cavity. The AESOP HR platform allows for control of AESOP through the HERMES Control Center. AESOP HR enables the operative surgeon to view the status of the AESOP device, saved memory positions, and the AESOP menu structure on a surgical monitor. The AESOP HR platform also allows the surgeon to adjust AESOP's speed to an optimal setting based on the constraints of the procedure.

        The introduction of the Alpha(TM) Virtual Port in June 2000 enabled the application of AESOP in open procedures. The Alpha Virtual Port provides a free-space pivot point for the use of AESOP in sternotomy accessed cardiac procedures as well as open abdominal procedures. The application of the Alpha Virtual Port in conjunction with AESOP is the first step in the EVOLVE program's step-wise transition from open to closed procedures. The Alpha Virtual Port allows the operative surgeon in-training to gain experience with the technology prior to advancing to a closed procedure approach.

        Computer Motion has leveraged the core technologies underlying the AESOP platform to develop the ZEUS Robotic Surgical System, the HERMES Control Center, and the SOCRATES Telementoring System.

        ZEUS PLATFORM

        The Computer Motion ZEUS Robotic Surgical System is designed to fundamentally improve a surgeon's ability to perform complex, minimally invasive surgical procedures and to enable new, minimally invasive microsurgical procedures that are currently very difficult or impossible to perform with conventional surgical methods. The Company believes that these new minimally invasive surgical procedures will result in reduced patient pain and trauma, fewer complications, lessened cosmetic concerns and shortened convalescent periods, and will increase the number of patients qualified for certain surgical procedures. As a result, the Company believes that an increase in minimally invasive procedures will produce lower overall healthcare costs to patients, hospitals and healthcare payors.

        The ZEUS platform is comprised of three surgeon-controlled robotic arms, one of which positions an endoscope while the other two hold disposable and reusable surgical instruments. The ZEUS robotic arms are directly attached to the surgical table to maintain a constant orientation to the patient. A surgeon controls the movement of the robotic arms by manipulating two corresponding robotic instrument handles, which are housed in a mobile console. These instrument handles are similar to conventional surgical instrument handles. A surgeon's precise manipulation of the instrument handles is communicated to a proprietary computer controller which filters, scales and translates the movements to the robotic surgical instruments. A surgeon can operate these instrument handles from a comfortable, ergonomic position. The surgeon controls the robotic arm, which holds the endoscope through means of simple verbal commands spoken into a headset microphone. A video display of the endoscopic image is placed directly in front of the surgeon, and a second monitor is positioned next to the patient for use by the other members of the surgical team.

        Computer Motion has completed multi-center Phase I clinical testing with the ZEUS system and has begun clinical testing under the approved Investigation Device Exemption involving multi-center, pivotal clinical evaluation of the product. The Company is currently enrolling patients into three randomized controlled clinical trials in the area of Coronary Artery Bypass Grafting, Internal Mammary Artery Harvesting and General Laparoscopic Surgeries. Feasibility studies are underway in several other surgical applications.

        The Company believes that the ZEUS platform will provide clinicians with the following significant benefits:

        - IMPROVED PRECISION. The ZEUS platform incorporates technology that is designed to enable a surgeon to scale his or her movements, allowing manipulation of instruments on a microsurgical scale while utilizing normal hand and arm movements. For instance, in microsurgical procedures which involve extremely small anatomical structures and which utilize sutures ranging from 20 to 40 microns (1/3 to 2/3 the width of a human hair), if a surgeon selects a scaling ratio of 4 to 1, each one inch movement by the surgeon would result in a 1/4 inch movement by the robotic surgical instruments.

        - IMPROVED DEXTERITY. The ZEUS platform is designed to enhance a surgeon's performance by enabling robotic manipulation of surgical instruments, as opposed to hand-held instruments, which are very difficult or impossible to manipulate manually when performing challenging minimally invasive surgery. For instance, a surgeon can activate and deactivate the instrument handles to further extend his/her range of motion to complete a particular movement, such as suturing, without having to physically contort his/her arms. In addition, in order to gain anatomical access to certain regions of the body in a minimally invasive manner, the instruments must be placed in positions that would be extremely difficult for a surgeon to manipulate manually using conventional minimally invasive surgical techniques due to the distance between the instruments and their relative positions to each other.

        - ELIMINATION OF INVOLUNTARY HAND TREMOR. The ZEUS platform is designed to hold the surgical instruments and the endoscope in a steady manner, eliminating a surgeon's incidental and unintended hand motions and tremors which are intensified when holding surgical instruments for extended periods of time.

        - ENHANCED VISUALIZATION. The ZEUS platform incorporates a robotic arm, which controls the endoscope to produce a steady, magnified video image displayed directly in front of the surgeon, which facilitates performance of minimally invasive surgical procedures.

        - IMPROVED MINIMALLY INVASIVE ANATOMICAL ACCESS. The ZEUS platform is designed to provide a surgeon with access to confined areas in the body and critical anatomical structures that are currently only accessible by means of highly invasive, open surgical procedures or multiple "less invasive" incisions. In the case of cardiac surgery, these less invasive approaches can require multiple 3 to 5 inch incisions and often involve the removal of rib cartilage. In contrast, the ZEUS system is designed to provide a surgeon with complete access to the heart through several 3 to 5 millimeter ports.

        - MINIMIZED SURGEON FATIGUE. The ZEUS platform allows a surgeon to operate the surgical instrument handles in a comfortable, ergonomic position, including sitting down and positioning his or her forearms on armrests. The Company believes this enhanced ergonomic design can extend the professional lives of surgeons and increase the efficiency and effectiveness of demanding and lengthy microsurgical procedures.

        HERMES PLATFORM

        The modernization of the OR has resulted in numerous medical devices that aid a surgeon, but also increase the complexity and costs of the OR. In many instances, these devices are manually controlled and monitored by someone other than a surgeon in response to a surgeon's spoken commands and request for status. The HERMES Control Center is designed to enable a surgeon to directly control multiple OR devices, including the Company's AESOP system, through simple verbal commands. The HERMES Control Center provides standardized visual and digitized voice feedback to a surgical team. The Company believes that the enhanced control and feedback provided by the HERMES Control Center will improve safety, increase efficiency, shorten procedure times and reduce costs.

        The HERMES system is comprised of a control unit which can be networked with multiple HERMES compatible ("HERMES-Ready"(TM)) devices and is controlled by a surgeon using simple verbal commands or an interactive touch screen pendant. The 27 FDA-cleared devices controlled by the HERMES system include the endoscopic camera and light source, insufflator, arthroscopic shaver and pump, VCR, video printer, video frame grabber, operating room lights, surgical table, electrosurgical unit, telephone and the Computer Motion AESOP system. The HERMES system provides both visual and digitized voice feedback to the surgical team. The visual feedback is displayed on the endoscopic video monitor and the digitized voice feedback is device-specific. Both feedback features are customizable by a surgeon in real time, allowing a surgeon to modify the amount and type of feedback received.

        To leverage its proprietary voice recognition technology in the arthroscopic and laparoscopic markets, Computer Motion has partnered with Stryker Corporation, a leading manufacturer of endoscopic equipment. Stryker purchases the HERMES system as an original equipment manufacturer ("OEM") and markets the HERMES system as an integrated component with several of its laparoscopic and arthroscopic products. The Company expects to make additional 510(k) submissions to the FDA in 2001 for HERMES control of STERIS Corporation's next generation operating room table, lights and overhead camera, SKYTRON Corporation's operating room lights and ConMed Corporation's electrosurgical unit. Also, the Company plans to include HERMES-Ready devices in the ZEUS product line for the control of key functions currently accessed by touch-screen only.

        Computer Motion intends to partner with other leading medical device manufacturers to expand the number and type of devices to be integrated with the HERMES controller, including electrocautery devices, various imaging systems and devices for the cardiac catheter laboratory and other medical clinic environments.

        SOCRATES PLATFORM

        The SOCRATES Telementoring System is the latest generation technology platform currently under development by Computer Motion. SOCRATES enables remote access to HERMES networked devices via proprietary software and standard teleconferencing components. The SOCRATES system allows an operative surgeon to virtually, cost effectively, and on an as-needed basis, communicate with a remote mentor surgeon. SOCRATES enables the remote surgeon to help direct a surgical procedure thereby augmenting the operative surgeon's prior training experience.

        The SOCRATES system enhances the utility of the HERMES Control Center with the AESOP-HR system by providing shared-remote control capability of the endoscope. The SOCRATES system provides the remote surgeon with an interface to the AESOP-HR system, enabling the remote surgeon to share control of the endoscope with the operative surgeon. AESOP's precision and stability ensure the remote surgeon's views are tremor-free and accurately positioned. It is common for surgeons to remotely collaborate, however, without the SOCRATES system a remote surgeon is typically only able to view video of a procedure and provide feedback through video overlay and verbal commands. The SOCRATES system enhances this collaboration by making it more interactive.

MANUFACTURING AND SUPPLIERS

        The Company's manufacturing operations are required to comply with the FDA's Quality System Regulation ("QSR"), which addresses the design, controls, methods, facilities and quality assurance used in manufacturing, packing, storing and installing medical devices. In addition, certain international markets have quality assurance and manufacturing requirements. Specifically, the Company is subject to the compliance requirements of ISO 9001, EN46001, the Medical Device Directive and Conformity Europeane ("CE") mark directives which impose certain procedural and documentation requirements with respect to device design, development, manufacturing and quality assurance activities. The Company has obtained such certification and is subject to audit on an annual basis for compliance. The Company's manufacturing capability to date has been limited to manufacturing moderate quantities of its AESOP and HERMES products, and limited quantities of its ZEUS products.

COMPETITION

        The Company is aware that there are other companies working on design and development of both endoscope holding robots and surgical robots, as well as voice control of medical devices. These competitive companies include, but are not limited to, Olympus, Brock Rogers, Armstrong, Karl Storz, Intuitive Surgical, and Seimens. Beyond direct competition, there is also significant indirect competition. Many medical conditions that can be treated by the Company's products can also be treated with pharmaceuticals or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use.

MARKETING

        The Company's products are sold throughout the world. Payment terms worldwide are consistent with local practice. Orders are shipped as they are received and, therefore, no material backlog has existed to date. For the year ended December 31, 2000 the Company had one customer that accounted for approximately 21% of the revenue for the year and 18% of accounts receivable and a second customer that accounted for approximately 10% of the revenue for the year and 15% of accounts receivable. At December 31, 1999 and 1998 no single customer accounted for more than 10% of revenue or accounts receivable respectively. In the United States, the Company sells directly to hospitals through an employee based sales organization. In Western Europe, the Company also has an employee based sales organization, which is principally focused on sales in France and Germany. The Company co-markets the ZEUS product line with Medtronic, Inc. in Europe, the Middle East and Africa. Throughout the rest of the world, the Company uses independent distributor organizations including Kino Corporation and the Ethicon Endo-Surgery Division of Johnson & Johnson, Inc. Under the Company's OEM agreement with Stryker Corporation, Stryker may distribute the Company's HERMES product for control of various Stryker endoscopic devices on a worldwide basis.

RESEARCH AND DEVELOPMENT

        The Company's research and development function is focused on the development of new procedures, new medical products and improvements to existing products. In addition, research and development expense reflects the Company's efforts to obtain FDA approval of certain products and processes and to maintain the highest quality standards of existing products. The Company's research and development expenses were $11,564,000 (53% of revenue), $9,528,000 (53% of revenue), and $7,905,000
(75% of revenue), in 2000, 1999, and 1998 respectively.

GOVERNMENT REGULATION

        The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in most instances, by state and foreign governmental authorities. Under the Federal Food, Drug and Cosmetic Act, and regulations thereunder, manufacturers of medical devices must comply with certain policies and procedures that regulate the composition, labeling, testing, manufacturing, packaging and distribution of medical devices. Medical devices are subject to different levels of government approval requirements, the most comprehensive of which require the completion of an FDA approved clinical evaluation program and submission and approval of a pre-market approval ("PMA") application before a device may be commercially marketed. In July 2000, the FDA notified the Company that in the future, robotic surgical systems would be reviewed and cleared for market under the less stringent 510(k) premarket notification pathway that is currently applied to the AESOP and HERMES products. The 510(k) submissions require a minimum 90 day review cycle compared to the six-month minimum for PMA devices. However, it is likely that many FDA submissions for ZEUS 510(k) clearance will continue to require clinical studies.

        In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and it has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA also conducts inspections to determine compliance with both good manufacturing practice regulations and medical device reporting regulations. If the FDA were to conclude that the Company was not in compliance with applicable laws or regulations, it could institute proceedings to detain or seize products, issue a recall, impose operating restrictions, assess civil penalties against employees and recommend criminal prosecution. Furthermore, the FDA could proceed to ban, or request recall, repair, replacement or refund of the cost of, any device manufactured or distributed.

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

        The Company's business outside the United States is subject to medical device laws in individual foreign countries. These laws range from extensive device approval requirements in some countries to requests for data or certifications in other countries. Generally, regulatory requirements are increasing in these countries. In addition, government funding of medical procedures is limited and in certain instances being reduced. In the European Economic Union ("EEU"), the regulatory systems have been harmonized and approval to market in EEU countries can be obtained through one agency. The Company's AESOP, HERMES and ZEUS products, are approved for CE-marking, enabling marketing of these devices throughout the EEU countries. The Company's products are approved for marketing in Canada. AESOP is approved in Australia, Japan, Korea and Singapore.

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

        The Company currently holds 23 issued United States patents, two foreign patents and has 47 domestic and foreign patent applications pending disclosing concepts related to medical devices and methods, medical robotics and speech recognition applications. The Company has filed corresponding international patent applications on certain of its key United States patents.

        There can be no assurance that patents will issue from any of the pending applications, or that issued patents will be of sufficient scope to provide meaningful protection of the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company. Notwithstanding the scope of the patent protection available to the Company, a competitor could develop other devices or methods for enabling minimally invasive surgical procedures that do not require the use of robotics or speech recognition aspects of which are patented or pending patents.

        Additionally, there has been substantial litigation regarding patents and other intellectual property rights in the medical device industry. Litigation, which could ultimately result in substantial cost to and diversion of effort by the Company, has been necessary and may continue to be necessary to enforce patents issued or licensed to the Company, to protect trade secrets or know-how owned by the Company, or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Adverse determinations in such litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties and could prevent the Company from manufacturing, selling or using some or all of its products, any of which could have a material adverse affect on the Company's business, financial condition or results of operations.

        The Company believes that it has been vigilant in reviewing the patents of others with regard to the Company's products. However, from time to time, the Company has been and may continue to be subject to claims of, and legal actions alleging, infringement by the Company of the patent rights of others. For further discussion of our current or threatened litigation see the "Litigation" section below in this Part I, Item 1.

PRODUCTS LIABILITY AND INSURANCE

        The medical device industry has historically been subject to products liability claims. Such claims could be asserted against the Company in the future for events not known to management at this time. Management has adopted risk management practices, including procurement of products liability insurance coverage, which management believes are prudent.

EMPLOYEES

        As of December 31, 2000, the Company had 184 full-time employees including 50 employees in sales and marketing, 76 employees in research and development, 30 employees in production and 28 employees in administration. It has never experienced a work stoppage as a result of labor disputes and none of its employees are represented by a labor organization.

INDUSTRY SEGMENT AND INTERNATIONAL OPERATIONS

        The medical device industry is the single industry segment in which the Company operates. The Company's export revenues were $9,290,000 (43% of revenue), $6,980,000 (39% of revenue), and $1,290,000 (12% of revenue) in 2000,
1999 and 1998 respectively.

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

OTHER

        The Company has not been materially impacted by the effects of inflation or deflation during 2000.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

        Computer Motion operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. A number of these risks are highlighted below. These risks could affect its actual future results and could cause them to differ materially from any forward-looking statements the Company has made.

WE HAVE A HISTORY OF LOSSES, EXPECT TO INCUR LOSSES IN THE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

        From our formation, we have incurred significant losses. We expect to incur additional losses as we continue spending for research and development efforts, clinical trials, manufacturing capacity and sales force improvement. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will ever achieve significant commercial revenues, particularly from sales of our ZEUS product line, which is still under development and awaiting FDA clearance, or that we will become profitable. It is possible that we may encounter substantial delays or incur unexpected expenses related to the market introduction and acceptance of the ZEUS platform, or any future products. Failure to achieve significant commercial revenues and profitability would have a material adverse effect on our business, financial condition and results of operations.

FAILURE TO RAISE ADDITIONAL CAPITAL OR GENERATE REQUIRED WORKING CAPITAL COULD REDUCE OUR ABILITY TO COMPETE AND PREVENT US FROM TAKING ADVANTAGE OF MARKET OPPORTUNITIES.

        Our operations to date have consumed substantial amounts of cash, and we expect our capital and operating expenditures will exceed revenues for at least the next year. Our need for additional financing will depend upon numerous factors, including, but not limited to, the extent and duration of our future operating losses, the level and timing of future revenues and expenditures, the progress and scope of clinical trials, the timing and costs required to receive both United States and international governmental approvals or clearances, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, the costs of training physicians to become proficient in the use of our products and procedures, the cost of developing marketing and distribution capabilities, and other market and regulatory developments. We believe that our current cash and cash equivalent balances, and our ability to borrow under the equity line of credit obtained in April 2001, will allow us to fund our operations for at least twelve months. However, we may require substantial working capital to fund our business after December 31, 2001 and will need to raise additional capital. It is anticipated that additional funding, as needed, to support operations through and after December 31, 2001 will be obtained from the following sources: current cash balances, the proceeds from the exercise of warrants, and the issuance of additional debt or equity securities. We cannot assure you that additional capital will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations would be significantly limited. Our business, results of operations and financial conditions would be materially adversely affected by any such limitation.

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

OUR SUCCESS RELIES ON FUTURE PRODUCTS WHICH MAY NOT OBTAIN REGULATORY APPROVAL OR MARKET ACCEPTANCE.

        We anticipate that ZEUS will comprise a majority of our sales in the future. ZEUS has not yet achieved regulatory clearance and is currently undergoing clinical evaluation in FDA-approved clinical studies conducted under an Investigational Device Exemption. Accordingly, our future success depends on the successful development, regulatory clearance or approval, commercialization and market acceptance of this product. Even if we are successful in obtaining the necessary regulatory clearances or approvals for ZEUS, our successful commercialization will depend upon our ability to demonstrate the clinical safety and effectiveness, ease-of-use, reliability and cost-effectiveness of these products in a clinical setting. We cannot assure you that the FDA will allow us to conduct further clinical trials or that ZEUS will prove to be safe and effective in clinical trials under United States or international regulatory requirements. It is also possible that we may encounter problems in clinical testing that cause a delay in or prohibit commercialization of ZEUS. Moreover, the clinical trials may identify significant technical or other obstacles to overcome prior to obtaining necessary regulatory or reimbursement approvals, resulting in significant additional product development expense and delays. Even if the safety and effectiveness of procedures using ZEUS is established, surgeons may elect not to recommend the use of these products for any number of reasons, including inadequate levels of reimbursement. Broad use of our products will require significant surgeon training and practice, and the time and expense required to complete such training and practice could adversely affect market acceptance. Successful commercialization of our products will also require that we satisfactorily address the needs of various decision makers in the hospitals that constitute the target market for our products and to address potential resistance to change in existing surgical methods. If we are unable to gain market acceptance of our products, our business, financial condition and results of operations will be materially adversely affected.

IF WE DO NOT OBTAIN AND MAINTAIN NECESSARY GOVERNMENT REGULATORY APPROVALS, WE WILL NOT BE ABLE TO MARKET AND SELL OUR PRODUCTS IN THE UNITED STATES AND/OR IN FOREIGN COUNTRIES.

        Our products in the United States are regulated as medical devices by the FDA. The process of obtaining required regulatory approvals and clearances can be expensive, and there can be no assurance that we obtain such approvals or clearances on a timely basis, if at all. There can be no assurance that the FDA will act favorably or quickly on our current submissions for approval or clearance of our products, and we may encounter significant difficulties and costs in our efforts to obtain FDA approvals or clearances that could delay or preclude us from selling our products in the United States. There can be no assurance that the FDA will not change the classification of our devices or their policies toward review, clearance or approval, as a result of changes in FDA staffing including reviewers of approval submissions and their managers. Furthermore, there can be no assurance that the FDA will not request additional data, require that we conduct further clinical trials or significantly increase the extent and time of premarket review, causing us to incur substantial costs and delay. In addition, there can be no assurance that the FDA will not impose strict labeling requirements, onerous operator training requirements or other requirements as a condition to approval or clearance. The FDA strictly prohibits the marketing of FDA-cleared or approved medical devices for unapproved uses. Failure to receive or delays in receipt of FDA clearances or approvals, including as a result of the need for additional clinical trials or data as a prerequisite to approval or clearance, or any FDA conditions that limit our ability to market our products for particular uses or indications, could have a material adverse effect our business, financial condition and results of operations.

        Commercial distribution of our products in foreign countries is also subject to varying government regulations, which could delay or restrict marketing of our products in those countries. In addition, such regulatory authorities may impose limitations on the use of our products. We have obtained the CE mark for all of our products, which means these products can be sold in all the member countries of the European Union.

        Our operations are subject to the FDA's Quality System Regulation, ISO-9001 and EN-46001 Standards, and similar regulations in other countries regarding the design, manufacture, testing, labeling, record keeping and storage of devices. Ongoing compliance with FDA's Quality System Regulation requirements and other applicable regulatory requirements will be monitored through periodic inspection by federal and state agencies, including the FDA, and comparable agencies in other countries. Our manufacturing processes are subject to stringent federal, state and local regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes. Although we believe that we have complied in all material respects with such laws and regulations, we are still subject to periodic inspection to ensure that we remain compliant with such laws and regulations. There can be no assurance that we will not be required to incur significant costs in the future in complying with such laws and regulations, that these laws and regulations will not become more stringent making it more difficult and more costly to achieve compliance, or that we will not be required to cease operations in the event of our failure to effect compliance.

        Failure to comply with applicable regulatory requirements can result in, among other things, suspensions or withdrawals of approvals, product seizures, injunctions, recalls of products, operating restrictions, and civil fines and criminal prosecution. Delays or failure to receive approvals or clearances for our current submissions, or loss of previously received approvals or clearances, would materially adversely affect the marketing of our products and our business, financial condition and results of operations.

BECAUSE OUR MARKETS ARE HIGHLY COMPETITIVE, CUSTOMERS MAY CHOOSE TO PURCHASE OUR COMPETITORS' PRODUCTS OR MAY NOT ACCEPT OUR PRODUCTS.

        The minimally invasive surgery market has been, and will likely continue to be, highly competitive. Many competitors in this market have significantly greater financial resources and experience than us. In addition, some of these companies may be able to market their products sooner than us if they are able to achieve regulatory approval before us. Many medical conditions that can be treated using our products can also be treated by pharmaceuticals or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other procedures could make such therapies more effective or less expensive than using our products and could render our products obsolete or unmarketable. We cannot be certain that physicians will use our products to replace or supplement established treatments or that our products will be competitive with current or future technologies.

IF SURGEONS OR INSTITUTIONS ARE UNABLE TO OBTAIN REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR PROCEDURES USING OUR PRODUCTS, OR IF REIMBURSEMENT IS INSUFFICIENT TO COVER THE COSTS OF PURCHASING OUR PRODUCTS, WE MAY BE UNABLE TO GENERATE SUFFICIENT SALES TO SUPPORT OUR BUSINESS.

        In the United States, our products are primarily acquired by medical institutions which then bill various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans for the healthcare services they provide their patients. Government agencies, certain private insurers and certain other payors generally reimburse hospitals for medical treatment at a fixed rate based on schedules established by the Health Care Finance Administration. We believe that the procedures using our products will be eligible for reimbursement under existing reimbursement schedules. However, Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement. Even if a procedure is covered by such schedules, payors may deny reimbursement if they determine that the device used in the treatment was unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication. Many international markets have government-managed healthcare systems that control reimbursement for new products and procedures. In most markets, there are private insurance systems, as well as governmental managed systems, that control reimbursement for new products and procedures. Market acceptance of our products may depend on the availability and level of reimbursement in international markets we target.

        There can be no assurance that third-party reimbursement and coverage for our products will be available or adequate, that current reimbursement amounts will not be decreased in the future, or that future legislation, regulation or reimbursement policies of third-party payors will not otherwise affect the demand for our products or our ability to sell our products on a profitable basis, particularly if our products are more expensive than competing surgical or other procedures. If third-party payor coverage or reimbursement is unavailable or inadequate, our business, financial condition and results of operations would be materially adversely affected.

IF WE ARE UNABLE TO PROTECT THE INTELLECTUAL PROPERTY CONTAINED IN OUR PRODUCTS FROM USE BY THIRD PARTIES, OUR ABILITY TO COMPETE IN THE MARKET WILL BE HARMED.

        Our success depends, in part, on our ability to obtain and maintain patent protection for our products, to preserve our trade secrets, and to operate without infringing the proprietary rights of others. We seek to protect our proprietary positions by filing United States and foreign patent applications related to our technology, inventions and improvements that are important to the development of our business.

        Patent applications in the United States are maintained in secrecy until patents issue, and patent applications in foreign countries are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. Patents issued and patent applications filed relating to medical devices and robotics are numerous and there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to our products or processes used or proposed to be used in the future. There can be no assurance, however, that third parties will not seek to assert that our devices and systems infringe their patents or seek to expand their patent claims to cover aspects of our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

        There can be no assurance that we will not become subject to future patent infringement claims or litigation in a court of law, interference proceedings, or opposition to a patent grants in a foreign jurisdiction. The defense and prosecution of such intellectual property suits, U.S. Patent and Trademark Office (USPTO) interference proceedings or opposition proceedings and related legal and administrative proceedings are costly, time-consuming, divert the attention of management and technical personnel and could result in substantial uncertainty regarding our future viability. Future litigation or regulatory proceedings, which could result in substantial cost and uncertainty, may also be necessary to enforce our patent or other intellectual property rights or to determine the scope and validity of other parties' proprietary rights. If we fail to protect our intellectual property rights, it could have a material adverse effect on our business, financial condition and results of operations.

        We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We typically require our employees, consultants and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationships. There can be no assurance, however, that these agreements will not be breached or that we will have adequate remedies for any breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and technologies or otherwise gain access to our proprietary technology, or that the we can meaningfully protect our rights in unpatented proprietary technology.

WE ARE INVOLVED IN INTELLECTUAL PROPERTY LITIGATION WITH INTUITIVE SURGICAL AND BROOKHILL-WILK THAT MAY HURT OUR COMPETITIVE POSITION, MAY BE COSTLY TO US AND MAY PREVENT US FROM SELLING OUR PRODUCTS.

        There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We recently filed a lawsuit in United States District Court alleging that that Intuitive Surgical's da Vinci surgical robot system infringes on our United States Patent Nos. 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664, 5,855,583 and 6,063,095. These patents concern methods and devices for conducting various aspects of robotic surgery. On June 30, 2000, Intuitive served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On or about December 7 and 8, 2000, the USPTO granted three of Intuitive's petitions for a declaration of an interference relating to our 5,878,193, 5,907,664 and 5,855,583 patents. An interference is a proceeding within the USPTO to resolve questions regarding who was the first to invent the subject matter of a patent and/or a patent application. On February 21, 2001, Brookhill-Wilk filed suit against us alleging that our products infringe upon Brookhill-Wilk's United States Patent Nos. 5,217,005 and 5,368,015. Brookhill-Wilk's complaint seeks damages, attorneys' fees and increased damages alleging willful patent infringement. We do not believe that our products currently infringe either patent. On March 21, 2001, we served our Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability.

        On March 30, 2001, Intuitive Surgical Inc. and IBM Corporation filed suit alleging that our AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984 which was recently issued on March 13, 2001. The complaint seeks damages, a preliminary injunction, a permanent injunction, and costs and attorneys fees. A preliminary review of the claims of this patent reveals that each claim is limited to a surgical system employing voice recognition for control of a surgical instrument. As this patent was only recently issued and as we have not had prior notice of the patent or the claims of this patent, we are currently evaluating the allegations of patent infringement and the validity of the patent.

        If we lose the counterclaim on the patent suit brought by Intuitive or the patent infringement claimed by Brookhill-Wilk or Intuitive and IBM, we may be prevented from selling our products without first obtaining a license to the disputed technology from the successful party. This license could be expensive, or could require that we license to the other party some of our own proprietary technology, each of which result could seriously harm our business. If any of these adverse parties are successful in their claims or counterclaims, as the case may be, against us and are unwilling to grant us a license, we will be required to stop selling our products that are found to infringe the successful party's patents unless we can redesign them so they do not infringe these patents, which we may be unable to do. Whether or not we are successful in these lawsuits, the litigation could consume substantial amounts of our financial and managerial resources. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure.

BECAUSE OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT DEVELOPMENT, OUR FUTURE SUCCESS WILL DEPEND UPON OUR ABILITY TO EXPAND THE APPLICATIONS OF OUR PRODUCTS.

        The market for our products is characterized by rapidly changing technology and new product introductions and enhancements. Our success will depend to a significant extent upon our ability to enhance and expand the utility of our products so that they gain market acceptance. We maintain research and development programs to continually improve and refine our current product offerings and develop new products. We cannot assure you that we will be successful in identifying, developing, manufacturing and marketing new products or enhancing our existing products on a timely or cost-effective basis. Moreover, we may encounter technical problems in connection with our product development efforts that could delay the introduction of new products or product enhancements. Failure to develop or introduce new products or product enhancements on a timely basis that achieve market acceptance could have a material adverse effect our business, financial condition and results of operations. In addition, technological advances with other therapies could make such therapies less expensive or more effective than using our products and could render our technology obsolete or unmarketable. There can be no assurance that physicians will use our products to replace or supplement established treatments or that our products will be competitive with current or future technologies.

WE NEED TO EXPAND OUR MARKETING DISTRIBUTION ACTIVITIES IN ORDER TO MARKET OUR PRODUCTS COMPETITIVELY.

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

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

        Our present directors and executive officers beneficially own approximately 33% of our outstanding common stock. These stockholders, acting together, have the ability to significantly influence the election of our directors and other stockholder actions and, as a result, direct the operation of our business, including delaying or preventing a proposed acquisition of Computer Motion.

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR ABILITY TO COMPETE WILL BE HARMED.

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

OUR FUTURE OPERATING RESULTS MAY BE BELOW SECURITIES ANALYSTS' OR INVESTORS' EXPECTATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE OR BE SUBJECT TO VOLATILITY.

        Our results of operations may vary significantly from quarter to quarter depending upon numerous factors, including the following: (i) delays associated with the FDA and other regulatory clearance and approval processes; (ii) healthcare reimbursement policies; (iii) timing and results of clinical trials;
(iv) demand for our products; (v) changes in pricing policies by us or our competitors; (vi) the number, timing and significance of our competitors' product enhancements and new products; (vii) product quality issues; and
(viii)component availability and supplier delivery performance. Our operating results in any particular period may not be a reliable indication of our future performance. It is likely that in some future quarters, our operating results will be below the expectations of securities analysts or investors. If this occurs, the price of our common stock, and the value of your investment, will likely decline.

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

WE DEPEND ON INDEPENDENT CONTRACT MANUFACTURERS WHO MAY ENCOUNTER PROBLEMS OR DELAYS THAT COULD RESULT IN LOST REVENUE.

        We rely on independent contract manufacturers, some of which are single source suppliers, for the manufacture of the principal components of our products. Shortages of raw materials, production capacity constraints or delays on the part of our contract manufacturers could negatively affect our ability to ship products and derive revenue. In some instances, we rely on companies that are sole suppliers of key components of our products. If one of theses sole suppliers goes out of business, we could face significant production delays until an alternate supplier is found, or until the product could be redesigned and revalidated to accommodate a new supplier's replacement component. We do not have experience manufacturing our products in commercial quantities. Our manufacturing experience to date has been focused primarily on assembling components produced by third party manufacturers for our products. In scaling up manufacturing of new products, we may encounter difficulties involving quality control and assurance, component availability, adequacy of control policies and procedures, lack of qualified personnel and compliance with the FDA's Quality System Regulations requirements. We may elect to internally manufacture components currently provided by third parties or to implement new production processes. We cannot assure you that manufacturing yields or costs will not be adversely affected by a transition to in-house production or to new production processes if such efforts are undertaken. If necessary, this expansion will require the commitment of capital resources for facilities, tooling and equipment and for leasehold improvements. Further, our delay or inability to expand our manufacturing capacity or obtain the commitment of such resources could have a material adverse effect on our business, financial condition and results of operations.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR BUSINESS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

        California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the state of California fall below certain critical levels, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. Our corporate headquarters and our manufacturing facilities are located in California. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

        Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. If wholesale prices continue to increase, the operating expenses associated with our facilities located in California will likely increase which would harm our results of operations.

THE USE OF OUR PRODUCTS COULD RESULT IN PRODUCT LIABILITY CLAIMS THAT COULD BE EXPENSIVE AND HARM OUR BUSINESS.

        We face an inherent business risk of financial exposure to product liability claims in the event that the use of our products results in personal injury or death. We also face the possibility that defects in the design or manufacture of our products might necessitate a product recall. It is possible that we will experience losses due to product liability claims or recalls in the future. We currently maintain product liability insurance with coverage limits of $5,000,000, but future claims may exceed these coverage limits. We may also require increased product liability coverage as additional potential products are successfully commercialized. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. Any claims against us, regardless of their merit or eventual outcome, could have a material adverse effect upon our business, financial condition and results of operations.

IF WE FAIL TO CONTROL AND EFFECTIVELY MANAGE OUR GROWTH, OUR ABILITY TO COMPETE WILL BE HARMED.

        Our growth will continue to place significant demands on our management and resources. In order to compete effectively against current and future competitors, prepare products for clinical trials and develop future products, we believe we must continue to expand our operations, particularly in the areas of research and development and sales and marketing. It is likely that we will be required to implement additional operating and financial controls, hire and train additional personnel, install additional reporting and management information systems and expand our physical operations. Our future success will depend, in part, on our ability to manage future growth and we cannot assure you that we will be successful.

THE SUBSTANTIAL NUMBER OF SHARES THAT MAY BE ISSUED TO EXISTING OPTIONEES AND WARRANT HOLDERS IN THE NEAR FUTURE MAY CAUSE THE MARKET PRICE FOR OUR COMMON STOCK TO DROP.

        The exercise of existing stock options and warrants, totaling 3,765,492 shares, of which 1,861,856 were exercisable at December 31, 2000, would have a dilutive effect on the interests of current investors and may have an adverse effect on the market price of the our common stock. We have not paid any dividends on our Common Stock since our inception and do not contemplate or anticipate paying any dividends upon our Common Stock in the foreseeable future. It is currently anticipated that earnings, if any, will be used to finance the development and expansion of our business.

ITEM 2. PROPERTIES

        The Company leases approximately 50,000 square feet of office and manufacturing space in an office park in Goleta, California and approximately 1,300 square feet of office space in Strasbourg, France. As of December 31, 2000, the Company had the following minimum lease payments for certain facilities: 2001-$828,000; 2002-$845,000; 2003-$869,000; 2004-$893,000 and
thereafter $1,794,000.

ITEM 3. LEGAL PROCEEDINGS

        On May 10, 2000, the Company filed suit against Intuitive Surgical Inc. alleging that the Intuitive Surgical da Vinci surgical robot system infringes on the Company's United States Patent Nos. 5,878,193; 5,524,180; 5,762,458; 6,001,108; 5,815,640; 5,907,664; 5,855,583. On June 1, 2000, the Company filed an amended complaint alleging that Intuitive Surgical has also infringed the Company's recently issued United States Patent No. 6,063,095. On November 1, 2000, the Company filed another amended complaint further alleging that Intuitive Surgical is infringing on the Company's recently issued United States Patent No. 6,102,850. The Company's complaint seeks damages for lost profits, injunctive relief enjoining any future infringement of its patent rights, treble damages and attorneys fees.

        On June 30, 2000, Intuitive Surgical served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. Other than a request for attorney's fees, Intuitive Surgical has not requested any damages. The

Company has served discovery requests seeking a statement of the facts that support Intuitive Surgical's defenses. Intuitive Surgical has provided partial responses to the Company's discovery. The responses have been served under seal and the Company is not privy to much of the information to Intuitive Surgical's underlying intentions.

        On or about December 7 and 8, 2000, the United States Patent Office granted three of Intuitive Surgical's petitions for a declaration of an Interference relating to the Company's 5,878,193, 5,907,664 and 5,855,583 patents.

        On February 13, 2001, the District Court issued an order staying the infringement action for up to one year pending decision on preliminary motions the parties intend to bring in the interference's.

        On February 21, 2001, Brookhill-Wilk filed suit against the Company alleging that the Company's ZEUS Platform infringes upon Brookhill-Wilks United States Patent Nos. 5,217,005 and 5,368,015. Brookhill-Wilk's complaint seeks damages, attorneys fees and increased damages alleging willful patent infringement. The Company does not believe that its ZEUS Platform currently infringes either patent. On March 21, 2001, the Company served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability.

        On March 30, 2001, Intuitive Surgical Inc. and IBM Corporation filed suit alleging that the Company's AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984 which was recently issued on March 13, 2001. The complaint seeks damages, a preliminary injunction, a permanent injunction, and costs and attorneys fees. A preliminary review of the claims of this patent reveals that each claim is limited to a surgical system employing voice recognition for control of a surgical instrument. As this patent was only recently issued and as the Company has not had prior notice of this patent or the claims of this patent, the Company is currently evaluating the allegations of patent infringement and the validity of the patent.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

        Information on executive officers is set forth below:

NAME                          AGE                           POSITION
----                          ---                           --------
Robert W. Duggan              56          Chairman of the Board and Chief Executive Officer
Yulun Wang                    41          Chief Technical Officer, Founder and Director
Gordon L. Rogers              47          Vice President, Chief Financial Officer and Secretary
William J. Meloche            57          Executive Vice President of Sales and Marketing
Richard J. DeRisio            56          Vice President of Clinical, Regulatory and Quality Affairs
David A. Stuart               44          Vice President of Operations
Gregory J. Ruehle             49          Vice President of Global Sales


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

        YULUN WANG, PH.D, has been Chief Technical Officer of the Company since January 1996, and a Director since 1990, and has served in numerous other capacities since he founded the Company in 1989. Dr. Wang is the principal architect of the company's product strategy and inventor of many of the technologies that are used to create the company's products. Dr. Wang has more than 40 publications, and holds more than two dozen patents and patents pending. He frequently gives presentations at major medical meetings on the future of robotics and computers in the field of surgery. Prior to founding the company, Dr. Wang taught at the University of California, Santa Barbara. He has also been the recipient of many research grants from NASA, National Institute of Health, and Defense Advanced Research Projects Agency (DARPA). Dr. Wang received his B.S., M.S., and Ph.D. in electrical engineering from the University of California, Santa Barbara.

        GORDON L. ROGERS joined the Company as Vice President / Chief Financial Officer in March 2000. From 1999 to 2000, Mr. Rogers served as Vice President of Finance at ViroLogic, Inc. a medical biotechnology company. Previously, he spent five years at Nellcor Puritan Bennett, Inc., one of the world's largest medical device manufacturers, most recently as Controller for Worldwide Field Operations.

        WILLIAM J. MELOCHE joined the Company as Executive Vice President of Sales and Marketing in July of 2000. Mr. Meloche was formerly president and CEO of Meloche Communications International, a communications agency focused on strategic marketing to global markets. Previous clients include American Express, Air Canada, Timex and Toyota Corporation. He is a respected communications innovator and the architect of the Customer Care Process, as practiced by several leading service corporations.

        RICHARD J. DERISIO joined the Company as Vice President Clinical, Regulatory and Quality Affairs in December 1999. Mr. DeRisio has held similar positions at several medical device companies including Biosense Webster, Inc., a Johnson & Johnson Company, Sorin Biomedical Inc, Ventritex, Inc., Pfizer's Hospital Products Group, the Ortho Diagnostics Division of Johnson & Johnson and Johnson & Johnson Corporate Sterilization Sciences Group. Mr. DeRisio has also held positions with the FDA involving engineering support to field offices, management of FDA's foreign inspection program, and review of GMP compliance, regulatory actions and product submissions for medical devices.

        DAVID A. STUART joined the Company as Vice President of Operations in June 1996. From 1992 to 1996, Mr. Stuart served as Director of Materials at Quantum Corporation, a disk drive manufacturer. Previously, he was Director of Materials and Manager of Manufacturing Finance for LTX Corporation, a manufacturer of semi-conductor test equipment. Mr. Stuart currently serves as a board member of the American Management Association Executive Council for Strategic Supply Management and Manufacturing.

        GREGORY J. RUEHLE joined the Company as Vice President of Global Sales in July 1999. In January of 2001, Mr. Ruehle left the Company.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

        The Company's common stock is quoted on the NASDAQ National Market under the symbol "RBOT." The high and low sale prices for the Company's common stock during 2000 and 1999 are set forth below.

                                                               HIGH       LOW
                                                               ----       ---
Year Ended December 31, 2000
Fourth Quarter..........................................     $   9.94  $  3.00
Third Quarter...........................................     $  13.00  $  6.25
Second Quarter..........................................     $   9.63  $  5.88
First Quarter...........................................     $  11.31  $  9.00


                                                               HIGH       LOW
                                                               ----       ---
Year Ended December 31, 1999
Fourth Quarter..........................................     $  14.38  $  9.50
Third Quarter...........................................     $  14.75  $  9.38
Second Quarter..........................................     $  11.25  $  8.63
First Quarter...........................................     $  14.13  $  8.38

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

        The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by the Company's Board of Directors and will depend on the Company's financial condition, results of operations and other factors deemed relevant by its Board of Directors at the time. As of March 31, 2001, there were approximately 3,200 shareholders of record.

        The Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission (Registration No. 333-29505) for 2,875,000 shares of its common stock was declared effective on August 11, 1997. Proceeds from the offering, net of underwriting discounts and commissions and direct offering expenses, were $36,740,000. During 1999, the Company used $1,280,000 of these proceeds. The proceeds were principally used to support the cash loss from operations, increase working capital and purchase property and equipment. The primary source of funding for operations in 2000 was from the proceeds of common stock issued, warrants exercised and note payable to shareholder.

ITEM 6. SELECTED FINANCIAL DATA

        The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Company's consolidated financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 2000 Annual Report to Shareholders. The selected financial data is derived from consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants.

                                   YEARS ENDING DECEMBER 31.
                              (IN THOUSANDS EXCEPT PER SHARE DATA)
                             --------------------------------------
                               2000           1999           1998
                             --------       --------       --------
Revenue                      $ 21,732       $ 18,058       $ 10,586

Net loss                     $(16,349)      $(13,375)      $(11,545)

Net loss per share           $  (1.90)      $  (1.57)      $  (1.45)

Weighted average common
shares outstanding              9,309          8,503          7,959

Total assets                 $ 23,089       $ 23,361       $ 30,444

Long-term liabilities        $  1,475       $  1,073       $    131

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's financial instruments include cash and short-term investment grade debt securities. At December 31, 2000, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

        It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, the Company does not have significant overall currency exposure at December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated Financial Statements of the Company and Report of Independent Public Accountants set forth in the Company's 2000 Annual Report to Shareholders are incorporated herein by reference:

        Report of Independent Public Accountants

        Consolidated Statements of Operations - Years ended December 31, 2000, 1999 and 1998

        Consolidated Balance Sheets - December 31, 2000 and 1999

        Consolidated Statements of Shareholders' Equity (Deficit) - Years ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information required hereunder is incorporated by reference to the Company's Proxy Statement under the heading "Directors and Executive Officers of the Registrant" to be filed within 120 days of December 31, 2000 in connection with its Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

        The information required hereunder is incorporated by reference to the Company's Proxy Statement under the headings "Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Stock Performance Graph" to be filed within 120 days of December 31, 2000 in connection with its Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required hereunder is incorporated by reference to the Company's Proxy Statement under the heading "Security Ownership of Beneficial Owners" to be filed within 120 days of December 31, 2000 in connection with its Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required hereunder is incorporated by reference to the Company's Proxy Statement under the heading "Compensation Committee Interlocks and Insider Participation" to be filed within 120 days of December 31, 2000 in connection with its Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

        (1) FINANCIAL STATEMENTS

See Index to Financial Statements and Schedule on page F-1.

        (2) REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS -- SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

        (3) FINANCIAL STATEMENT SCHEDULE

See Index to Financial Statements and Schedule on page F-1.

        (4) EXHIBITS

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

 10.10       Form of Indemnification Agreement for Officers and Directors of the
             Company.*

 10.12 Computer Motion, Inc. Employee Stock Purchase Plan, as amended through September 30, 1997.**

 10.13       Leases between the Company and University Business Center
             Associates dated September 19, 1997.**

 10.14       Computer Motion, Inc. 1997 Stock Incentive Plan*

 10.15 Stock Purchase Agreement between the Company and the Investors listed on Schedule A thereto, dated June 29, 2000.***

 10.16       Promissory Note between the Company and Robert W. Duggan, dated
             July 25, 2000.***

 10.17       Form of Redeemable Warrant to Purchase common stock of Computer
             Motion, Inc.***

 10.18       Promissory Note between the Company and Robert W. Duggan, dated
             December 12, 2000.

 13.1        Management's Discussion and Analysis of Financial Condition and
             Results of Operations and Consolidated Financial Statements from the 2000 Annual Report to Shareholders.

 21.1        Subsidiaries of the Company.

 23.1        Consent of Arthur Andersen LLP.

------------

* Incorporated by reference to the Company's Form S-1 Registration Statement No. 333-29505 declared effective August 11, 1997.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001.

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


                                            COMPUTER MOTION, INC.


April 13, 2001                              /s/     Robert W. Duggan
--------------                              ------------------------------------
Date                                        Robert W. Duggan
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


April 13, 2001                              /s/     Gordon L. Rogers
--------------                              ------------------------------------
Date                                        Gordon L. Rogers
                                            Executive Vice President, Chief
                                            Financial Officer and Secretary
                                            (Principal Financial and Accounting
                                            Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/      Daniel R. Doiron                      Director                April 13, 2001
-----------------------------------
Daniel R. Doiron


/s/      Robert W. Duggan                      Director                April 13, 2001
-----------------------------------
Robert W. Duggan


/s/      M. Jacqueline Eastwood                Director                April 13, 2001
-----------------------------------
M. Jacqueline Eastwood


/s/      Jeffery O. Henley                     Director                April 13, 2001
-----------------------------------
Jeffrey O. Henley


/s/      Yulun Wang                            Director                April 13, 2001
-----------------------------------
Yulun Wang

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
  of Computer Motion, Inc.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II- Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


/s/ ARTHUR ANDERSEN
-----------------------
    Arthur Andersen LLP


Los Angeles, California
April 10, 2001

                              COMPUTER MOTION, INC.

                          YEAR ENDED DECEMBER 31, 2000

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                            BALANCE AT
                                             BEGINNING                                            BALANCE AT
             DESCRIPTION                     OF PERIOD        ADDITIONS       DEDUCTIONS         END OF PERIOD
-----------------------------------     -----------------  --------------  ----------------  -----------------
Year ended December 31, 2000
  Allowance for doubtful accounts           $1,203,000       $  931,000        $760,000          $1,374,000

Year ended December 31, 1999
  Allowance for doubtful accounts              254,000        1,068,000         119,000           1,203,000

Year ended December 31, 1998
  Allowance for doubtful accounts               62,000          298,000         106,000             254,000

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
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

 10.10       Form of Indemnification Agreement for Officers and Directors of the
             Company.*

 10.12 Computer Motion, Inc. Employee Stock Purchase Plan, as amended through September 30, 1997.**

 10.13       Leases between the Company and University Business Center
             Associates dated September 19, 1997.**

 10.14       Computer Motion, Inc. 1997 Stock Incentive Plan*

 10.15 Stock Purchase Agreement between the Company and the Investors listed on Schedule A thereto, dated June 29, 2000.***

 10.16       Promissory Note between the Company and Robert W. Duggan, dated
             July 25, 2000.***

 10.17       Form of Redeemable Warrant to Purchase common stock of Computer
             Motion, Inc.***

 10.18       Promissory Note between the Company and Robert W. Duggan, dated
             December 12, 2000.

 13.1        Management's Discussion and Analysis of Financial Condition and
             Results of Operations and Consolidated Financial Statements from the 2000 Annual Report to Shareholders.

 21.1        Subsidiaries of the Company.

 23.1        Consent of Arthur Andersen LLP.

------------

* Incorporated by reference to the Company's Form S-1 Registration Statement No. 333-29505 declared effective August 11, 1997.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001.

(1) Registrant has sought confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.