Form 10-K405/A
period 2000-12-31
COMPUTER MOTION INC
filed 2001-04-30
CIK 906829

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                            FORM 10-K/A ANNUAL REPORT

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                 AMENDMENT NO. 1
                   TO THE ANNUAL REPORT ON FORM 10-K FILED BY
                     COMPUTER MOTION, INC. ON APRIL 13, 2001

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

      Daniel R. Doiron, Ph.D., 50, was a founder and director of Miravent Medical Technologies, Inc. (formerly PDT, Inc.), a pharmaceutical company specializing in photodynamic therapy for certain cancers and other diseases, where he served in various capacities, including Vice President of Technology and Chief Scientist and President of its subsidiary, PDT Systems, Inc., from 1989 to 1997. Dr. Doiron holds B.S. and M.S. degrees in Nuclear Engineering and a Ph.D. in Chemical Engineering from the University of California at Santa Barbara.

      Robert W. Duggan, 56, has been Chairman of the Board of Directors of the Company since 1990 and Chief Executive Officer since October 1997. Mr. Duggan has been a private venture investor for more than 25 years, and has participated as a director of, investor in and advisor to numerous small and large businesses in the medical equipment, computer local and wide area networks, PC hardware and software distribution, digital encryption, consumer retail goods and outdoor media communications industries. He has also assisted in corporate planning, capital formation and management for his various investments. He is a member of the University of California at Santa Barbara Foundation Board of Trustees, as well as the University's Engineering Steering Committee.

      M. Jacqueline Eastwood, 54, has been President and Chief Executive Officer of TissueLink Medical Inc., a medical device company, since August 1999. Ms. Eastwood previously served as Vide President, Corporate Ventures of Medtronic, Inc., a medical device company, from 1997 to 1998. Ms. Eastwood's positions with Medtronic, Inc. have also included Vice President of Minimally Invasive Cardiac Surgery from December 1995, and Vice President and General Manager of Bio-Medicus from 1992.

      Jeffrey O. Henley, 56, is currently an Executive Vice President and the Chief Financial Officer of Oracle Corporation. Prior to joining Oracle in 1991, Mr. Henley served as Executive Vice President and Chief Financial Officer at Pacific Holding Company, Los Angeles, and Executive Vice President and Chief Financial Officer at Saga Corp., a multi-billion dollar food service company. He also served as Director of Finance at Memorex Corp. in its large storage division and as Controller of International Operations at Fairchild Camera and Instruments. Mr. Henley holds a bachelor's degree in economics from the University of California at Santa Barbara and an MBA in finance from UCLA.

      Yulun Wang, Ph.D., 40, founded Computer Motion in 1989 and served as President until January 1996, at which time he became Chief Technical Officer and Executive Vice President. He has been a Director of the Company since its inception. Dr. Wang is the principal architect of the Company's product strategy, and inventor of many of the technologies that are used to create the Company's products. Dr. Wang has over 40 publications and holds over two dozen patents and patents-pending. He frequently gives presentations at major medical meetings on the future of robotics and computers in the field of surgery. Prior to founding the company, Dr. Wang taught at the University of California, Santa Barbara. He has also been the recipient of many research grants from the National Aeronautics and Space Administration (NASA), and National Institute of Health and Defense Advanced Research Projects Agency (DARPA). Dr. Wang earned B.S., M.S. and Ph.D. degrees in electrical engineering from the University of California at Santa Barbara.


EXECUTIVE OFFICERS

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

      Gordon L. Rogers joined the Company as Vice President/Chief Financial Officer in March 2000. From 1999 to 2000, Mr. Rogers served as Vice President of Finance at ViroLogic, Inc. a medical biotechnology company. Previously, he spent five years at

Nellcor Puritan Bennett, Inc., one of the world's largest medical device manufacturers, most recently as Controller for Worldwide Field Operations.

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


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission and The Nasdaq Stock Market. Such directors, executive officers and 10% stockholders are also required to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely upon its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company, or written representations that no annual Form 5 reports were required, the Company believes that all filing requirements under
Section 16(a) of the Exchange Act applicable to its directors, officers and any persons holding ten percent or more of the Company's common stock were made with respect to the Company's fiscal year ended December 31, 2000.


ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

      The following table shows the cash compensation and certain other compensation paid or accrued by the Company to each of the executive officers of the Company whose total compensation exceeded $100,000 (collectively the "Named Executive Officers") during fiscal years 2000, 1999 and 1998 in all capacities in which they served.

                           SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION         SECURITIES
          NAME AND                   YEAR      ----------------------       UNDERLYING    ALL OTHER
      PRINCIPAL POSITION                        SALARY        BONUS          OPTIONS    COMPENSATION(1)
      ------------------             ----      --------      --------       ----------  ---------------
Robert Duggan                        2000      $164,000      $  3,280        40,400            --
Chairman                             1999      $160,447      $  3,280        20,000            --
Chief Executive Officer              1998      $108,750      $ 16,312        20,000            --

Yulun Wang                           2000      $164,000      $ 12,300        40,400            --
Chief Technical Officer              1999      $160,447      $ 12,300        20,000            --
Founder                              1998      $143,750      $ 21,562        20,000            --

David A. Stuart                      2000      $147,000      $ 10,050        20,520            --
Vice President Operations            1999      $129,125      $ 10,050        20,000            --
                                     1998      $117,500      $ 10,576        20,000      $ 30,000

Richard J. DeRisio (2)               2000      $149,611      $  2,000        27,120      $ 36,542
Vice President Clinical,             1999      $  7,796            --        50,000      $ 40,458
Regulatory and                       1998            --            --            --            --
Quality Affairs

Gregory J. Ruehle (3)                2000      $150,000            --            --      $ 15,397
Vice President Global Sales          1999      $ 77,213            --       160,000            --
                                     1998            --            --            --            --

Gordon Rogers (4)                    2000      $118,750            --       120,110      $ 40,374
Chief Financial Officer              1999            --            --            --            --
                                     1998            --            --            --            --

----------
(1) Does not include the value of other compensation which in the aggregate did not exceed the lesser of $50,000 or 10% of the executive officer's salary and bonus.
(2) Mr. DeRisio began employment with the Company in December 1999, at an annual salary of $147,000.
(3) Mr. Ruehle began employment with the Company in July 1999, at an annual salary of $150,000.
(4) Mr. Rogers began employment with the Company in March 2000, at an annual salary of $150,000.


OPTION GRANTS

      The following table sets forth certain information concerning grants of stock options to each of the Company's Named Executive Officers during the fiscal year ending December 31, 2000. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains or "option spreads" that would exist for the options. Such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent the Company's estimate or projection of future common stock prices and no assurance can be given that the rates of annual compound stock appreciation assumed for the purposes of the following table will be achieved.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                     POTENTIAL REALIZABLE
                           NUMBER       % OF TOTAL                                     VALUE AT ASSUMED
                       OF SECURITIES     OPTIONS                                     ANNUAL RATES OF STOCK
                         UNDERLYING     GRANTED TO                                  PRICE FOR OPTION TERM(3)
                          OPTIONS       EMPLOYEES     EXERCISE     EXPIRATION     ---------------------------
NAME                     GRANTED(1)      IN 2000    PRICE/SHARE(2)    DATE            5%               10%
-------------------------------------------------------------------------------------------------------------
Robert W. Duggan            40,400         4.6%       $  8.25       6/30/10       $  209,611      $  531,194
Yulun Wang                  40,400         4.6%       $  8.25       6/30/10       $  209,611      $  531,194
David A. Stuart             20,520         2.3%       $  8.25       6/30/10       $  106,466      $  269,805
Richard J. DeRisio          15,000         1.7%       $ 10.00       3/13/10       $   94,344      $  239,061
Richard J. DeRisio          12,120         1.4%       $  8.25       6/30/10       $   62,883      $  159,358
Gregory J. Ruehle           12,120         1.4%       $  8.25       6/30/10       $   62,883      $  159,358
William Meloche            130,000        14.8%       $  5.00       11/27/10      $  408,782      $1,035,933
William Meloche             20,000         2.3%       $  4.38       12/22/10      $   55,028      $  139,452
Gordon Rogers              110,000        12.5%       $ 10.375      3/1/10        $  717,726      $1,818,859
Gordon Rogers               10,110         1.2%       $  8.25       6/30/10       $   52,455      $  132,930

----------
(1)   Stock options vest in four equal and annual installments.
(2) The exercise price per share was equal to the fair market value of the common stock on the date of grant.
(3) The potential realizable value is calculated assuming that the fair market value of the Company's common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the stock option (ten years) and that the stock option is exercised and sold on the last day of its term for the appreciated stock price. The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission. Actual gain, if any, on stock option exercises is dependent on the future performance of the common stock.


OPTION EXERCISES

      The following table sets forth information concerning the exercise of stock options during the last fiscal year and unexercised stock options held as of the end of the fiscal year for the Named Executive Officers. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2000. Also reported are the values for "in the money" options, which represent the positive spread between the exercise prices of any such existing stock options and the fiscal year end price of the Company's common stock.

        AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR-END OPTION VALUES

                    SHARES                  NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                   ACQUIRED                UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS
                      ON          VALUE     OPTIONS AT FISCAL                AT FISCAL
NAME               EXERCISE     REALIZED         YEAR-END                    YEAR-END(1)(2)
---------------------------------------------------------------------------------------------
                                                          NON-                       NON-
                                          EXERCISABLE  EXERCISABLE   EXERCISABLE  EXERCISABLE
---------------------------------------------------------------------------------------------
Robert W. Duggan      --           --       37,043       69,330      $ 1,234      $   218
Yulun Wang            --           --       74,226       63,040           --           --
David A. Stuart       --           --       97,727       50,966      $ 4,633      $   305
William Meloche       --           --           --      150,000           --      $ 5,000
Richard DeRisio       --           --       12,500       64,620           --           --
Gordon Rogers         --           --           --      120,110           --           --
---------------------------------------------------------------------------------------------

----------
(1) Represents market value of underlying securities at date of exercise less option exercise price.
(2) Values were calculated using a price of $4.625 per share, the closing sale price of the Company's common stock as reported by the NASDAQ on December 29, 2000 minus the option exercise price.

EMPLOYMENT AGREEMENTS.

      The Company does not currently have employment agreements with any of its employees.


INDEMNIFICATION AGREEMENTS.

      The Company indemnifies its directors and officers against certain costs which could be incurred if they were made, or threatened to be made, a party to a legal proceeding because of their official status as a director of officer. The indemnification agreements, together with the Company's bylaws, provide for indemnification to the fullest extent permitted by Delaware law.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table presents information provided to the company as to beneficial ownership of the Company's Common Stock as of April 15, 2001 (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than five percent of the Company's Common Stock; (ii) by each of the Company's directors, including the company's Chief Executive Officer (the "CEO"); (iii) by each of the four other most highly compensated executive officers, other than the CEO (collectively the "Named Executive Officers"); and
(iv) by all directors and executive officers as a group.

      Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 15, 2001 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. To the Company's knowledge, except as otherwise indicated and except for the effect of community property laws, as applicable, the persons listed below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

BENEFICIAL OWNERS                                  COMMON STOCK          PERCENT OF
                                                   BENEFICIALLY OWNED    OUTSTANDING SHARES
Directors and Executive Officers
Robert W. Duggan (1)(4)                                  2,289,001              18.16%
Yulun Wang (2)                                             963,768               7.65%
Daniel R. Doiron (3)                                       109,258                 *
David A. Stuart (3)                                        104,542                 *
M. Jacqueline Eastwood (3)                                   7,500                 *
Jeffrey O. Henley (4)                                      114,485                 *
Gordon Rogers                                               27,500                 *
William Meloche                                                  -                 *
Richard Derisio (3)                                         16,250                 *
                                                   ----------------------------------------
Directors and Executive Officers as a Group              3,632,304              28.81%
_9_ persons

* less than 1%

Societe Generale (4)(5)                                    622,751               4.94%
c/o SG Cowen Securities Corporation
1221 Avenue of the Americas
New York, NY 10020

Zurich Scudder Investments, Inc.                           530,800               4.21%
345 Park Avenue
New York, NY 10154

Catalpa Consulting L.T.D. (4)                              686,909               5.45%
115 Edgehill Drive
Kitchener, Ontario, Canada  N2P 2C6

----------
(1) Includes 409,054 shares owned by Mr. Duggan's spouse of which he disclaims beneficial ownership and 43,340 stock options and 229,313 warrants which may be exercised within sixty days from April 16, 2001.
(2) Includes 32,912 shares owned by Dr. Wang's minor children of which he disclaims beneficial ownership and 79,226 stock options and 2,162 warrants which may be exercised within sixty days from April 16, 2001.
(3) Includes 102,618, 24,636, 16,250, and 7,500 stock options and warrants which may be exercised by Mr. Stuart, Mr. Doiron, Mr. DeRisio and Ms. Eastwood, respectively within sixty days from April 16, 2001.
(4) Includes 343,454, 114,485, 622,751 and 686,909 common stock equivalents for the conversion of Series B Preferred Stock and warrants on the private placement dated February 16, 2000 for Mr. Duggan, Mr. Henley, Societe Generale and Catalpa Consultants LTD respectively. The number of shares shown as beneficially owned is approximately 275% of the number of shares that the Company would be obligated to issue upon conversion of the Series B Preferred Stock at the time of issuance. This number represents (i) the number of shares determined by dividing the aggregate purchase price of the Series B Preferred Stock by the minimum possible conversion price ($2.72, or 50% of the initial conversion price of $5.77, which is 110% of the average of the closing bid prices of the Common Stock reported on the Nasdaq National Market for the five trading days ended February 15, 2001),
      (ii) the number of shares issuable upon conversion of the dividend payable on the shares of Series B Preferred Stock for three years, and (iii) the shares of Common Stock issuable upon exercise of the warrants issued to the purchasers of the Company's Series B Preferred Stock. The actual number of shares of Common Stock issuable upon conversion is indeterminate and will change based on factors that the Company cannot predict at this time, including the future market price of its Common Stock.

(5) Under the terms of the Series B Preferred Stock and the warrants issued to Societe Generale, the Series B Preferred Stock and the warrants owned by Societe Generale are exercisable only to the extent that the number of shares of Common Stock issuable in such conversions or exercises, together with the number of shares of issued and outstanding Common Stock of the Company owned by Societe Generale and its affiliates, would not exceed 4.9% of the Company's then outstanding Common Stock as determined under
      Section 13(d) of the Securities Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On March 31, 2000 the Company issued a $3 million convertible promissory note to Robert W. Duggan. Mr. Duggan is currently the Company's Chairman of the Board and Chief Executive Officer. On June 27, 2000 the Company issued 271,371 shares of its Common Stock to Mr. Duggan and 260,790 shares of its Common Stock to Patricia Duggan, Mr. Duggan's wife, upon conversion of the principal and interest due and payable under the convertible promissory note. On July 25, 2000 the Company issued an additional $1.5 million promissory note to Mr. Duggan. On December 12, 2000 the Company converted the note into a $3 million promissory note upon receipt of an additional $1.5 million loan. In each instance the notes issued to Mr. Duggan were in exchange for funds loaned to the Company.

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

 10.14       Computer Motion, Inc. 1997 Stock Incentive Plan*

 10.15 Stock Purchase Agreement between the Company and the Investors listed on Schedule A thereto, dated June 29, 2000.***

 10.16       Promissory Note between the Company and Robert W. Duggan, dated
             July 25, 2000.***

 10.17       Form of Redeemable Warrant to Purchase common stock of Computer
             Motion, Inc.***

 10.18       Promissory Note between the Company and Robert W. Duggan, dated
             December 12, 2000.****

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

------------

* Incorporated by reference to the Company's Form S-1 Registration Statement No. 333-29505 declared effective August 11, 1997.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001.

**** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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


                                        COMPUTER MOTION, INC.


April 27, 2001                          /s/ Robert W. Duggan
--------------                          ------------------------
Date                                    Robert W. Duggan
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)

April 27, 2001                          /s/ Gordon L. Rogers
--------------                          ------------------------
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


/s/    Daniel R. Doiron                       Director          April 27, 2001
---------------------------------
Daniel R. Doiron


/s/    Robert W. Duggan                       Director          April 27, 2001
---------------------------------
Robert W. Duggan


/s/    M. Jacqueline Eastwood                 Director          April 27, 2001
---------------------------------
M. Jacqueline Eastwood


/s/    Jeffery O. Henley                      Director          April 27, 2001
---------------------------------
Jeffrey O. Henley


/s/    Yulun Wang                             Director          April 27, 2001
---------------------------------
Yulun Wang

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

 10.14       Computer Motion, Inc. 1997 Stock Incentive Plan*

 10.15 Stock Purchase Agreement between the Company and the Investors listed on Schedule A thereto, dated June 29, 2000.***

 10.16       Promissory Note between the Company and Robert W. Duggan, dated
             July 25, 2000.***

 10.17       Form of Redeemable Warrant to Purchase common stock of Computer
             Motion, Inc.***

 10.18       Promissory Note between the Company and Robert W. Duggan, dated
             December 12, 2000.****

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

------------

* Incorporated by reference to the Company's Form S-1 Registration Statement No. 333-29505 declared effective August 11, 1997.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001.

**** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(1) Registrant has sought confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.