Form 10-Q
period 2001-03-31
COMPUTER MOTION INC
filed 2001-05-15
CIK 906829

                                    FORM 10-Q



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2001


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

                             Yes     [X]     No [ ]


As of May 11, 2001 there were 10,535,468 shares of the Registrant's common stock outstanding.

                              COMPUTER MOTION, INC.

                               INDEX TO FORM 10-Q

                          QUARTER ENDED MARCH 31, 2001


INDEX                                                                       PAGE
-----                                                                       ----
PART I. - FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Statements of Operations                           3

                Condensed Balance Sheets                                     4

                Condensed Statements of Cash Flows                           5

                Notes to Condensed Financial Statements                      6

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                9

       Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk                                                 13

PART II. - OTHER INFORMATION

       Item 1.  Litigation                                                  13

       Item 2.  Changes in Securities and Use of Proceeds                   14

       Item 4.  Submissions of Matters to Vote of the Security Holders      15

       Item 6.  Exhibits and Reports on Form 8-K                            15


SIGNATURE                                                                   16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                              COMPUTER MOTION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Amounts in thousands, except per share amounts)


                                                       Three Months Ended
                                                            March 31
                                                    ------------------------
                                                      2001            2000
                                                    --------        --------
Revenue                                             $  5,716        $  1,368

Cost of revenue                                        2,440             689
                                                    --------        --------

Gross profit                                           3,276             679
                                                    --------        --------

Research and development expense                       3,134           2,216
Selling, general & administrative expense              4,345           3,553
                                                    --------        --------

Total operating expense                                7,479           5,769
                                                    --------        --------

Loss from operations                                  (4,203)         (5,090)

Other income                                              (9)            (76)
                                                    --------        --------

Loss before income tax provision                      (4,194)         (5,014)

Income tax provision                                       6               5
                                                    --------        --------

Net loss                                              (4,200)         (5,019)

Dividend to preferred shareholders                     2,633              --
                                                    --------        --------

Net loss available to common shareholders           $ (6,833)       $ (5,019)
                                                    ========        ========

Weighted average common shares outstanding
used to compute net loss per share - basic and
diluted                                               10,535           8,780
                                                    ========        ========

Loss per share - basic and diluted                  $  (0.65)       $  (0.57)
                                                    ========        ========


See notes to condensed financial statements.

                              COMPUTER MOTION, INC.
                            CONDENSED BALANCE SHEETS
           (Amounts in thousands, except share and par value amounts)

                                                                      March 31,    December 31,
                                                                         2001          2000
                                                                      ---------    ------------
                                                                      Unaudited
ASSETS

Current assets:
     Cash and cash equivalents                                        $  5,400       $  1,551
     Restricted cash (Note 4)                                            2,094             --
     Accounts receivable                                                 8,555         12,117
     Inventories                                                         5,592          4,681
     Prepaid Expenses                                                      643            440
                                                                      --------       --------
Total current assets                                                    22,284         18,789

Property and equipment, net                                              4,204          4,232
Other assets                                                                67             68
                                                                      --------       --------

Total assets                                                          $ 26,555       $ 23,089
                                                                      ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Note payable to shareholder                                      $     --       $  3,000
     Accounts payable                                                    4,454          4,431
     Accrued expenses                                                    3,252          3,486
     Deferred revenue                                                    2,801          2,185
                                                                      --------       --------
Total current liabilities                                               10,507         13,102

Deferred revenue                                                         1,729          1,400
Other liabilities                                                           66             75
                                                                      --------       --------
Total liabilities                                                       12,302         14,577
                                                                      --------       --------

Mandatorily redeemable convertible series B preferred
  stock $.001 par value authorized 5,000,000 shares,
  outstanding, 1,024 shares in 2001, liquidation value
  of $10,024 (Note 4)                                                   10,055             --
                                                                      --------       --------

Shareholders' equity
     Preferred stock, authorized 5,000,000 shares less
       shares issued under mandatorily redeemable convertible
       series B preferred stock listed above                                --             --
     Common stock, $.001 par value, authorized 50,000,000 shares
       outstanding - 10,525,468 and 10,542,902 shares                       10             10
     Additional paid-in capital                                         76,376         73,445
     Deferred compensation expense                                        (961)          (605)
     Accumulated deficit                                               (71,118)       (64,284)
     Other comprehensive loss                                             (109)           (54)
                                                                      --------       --------
Total shareholders' equity                                               4,198          8,512
                                                                      --------       --------

Total liabilities & equity                                            $ 26,555       $ 23,089
                                                                      ========       ========


See notes to condensed financial statements.

                              COMPUTER MOTION, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in thousands)


                                                                  Three Months Ended
                                                                       March 31
                                                                 --------------------
                                                                   2001        2000
                                                                 --------    --------
Cash flows from operating activities:
    Net loss                                                     $ (4,200)   $ (5,019)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation and amortization                                   408         306
      Provision for doubtful accounts and sales allowances             --         460
      Amortization of deferred compensation                           233          30
      Other                                                            (8)         (7)

      Decrease/(increase) in:
        Accounts receivable                                         3,562       2,658
        Inventories                                                  (911)       (959)
        Prepaid expenses                                             (203)       (376)

      Increase/(decrease) in:
        Accounts payable                                               23      (1,307)
        Accrued expenses                                             (234)       (492)
        Deferred revenue                                              945         107
                                                                 --------    --------
        Net cash used in operating activities                        (385)     (4,599)
                                                                 --------    --------

Cash flows from investing activities:
    Purchases of property and equipment                              (380)       (966)
    Decrease in marketable securities                                  --       3,224
                                                                 --------    --------
        Net cash provided by (used in) investing activities          (380)      2,258
                                                                 --------    --------

Cash flows from financing activities:
    Net proceeds from preferred stock issuance                      7,572          --
    Proceeds from note payable to shareholder                          --       3,000
    Repayment of  note payable to shareholder                      (3,000)         --
    Proceeds from common stock and warrant issuance                    97          --
    Proceeds from stock options                                        --         348
    Comprehensive loss and other                                      (55)         45
                                                                 --------    --------
        Net cash provided by financing activities                   4,614       3,393
                                                                 --------    --------

        Increase in cash and cash equivalents                       3,849       1,052

Cash and cash equivalents at beginning of period                    1,551       4,297
                                                                 --------    --------

Cash and cash equivalents at end of period                       $  5,400    $  5,349
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

        The operating results of the interim periods presented are not necessarily indicative of the results expected for the year ending December 31, 2001 or for any other interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Computer Motion, Inc. ("the Company") Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission (SEC).

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

        The net loss per share for the three months ended March 31, 2001 has been adjusted to include the fair value of 557,931 additional warrants provided to the shareholders of the Company's Series B Convertible Preferred Stock of $1,536,000, a beneficial conversion feature of $1,066,000 and a dividend of $31,000. The Company is required to recognize these items as a dividend in the net loss computation for loss per share. This is a non-cash transaction involving the charging of $2,602,000, to accumulated deficit and crediting additional paid-in capital. The dividend feature of the Series B Convertible Preferred Stock Agreement includes a dividend provision which resulted in a $31,000 dividend for the three months ended March 31, 2001.

NOTE 3.    SHAREHOLDER RIGHTS

        On June 14, 1999, the Board of Directors of the Company approved the adoption of a Shareholder Rights Plan and declared a dividend distribution of one right for each outstanding share of the Company's common stock to shareholders of record on the close of business on June 28, 1999. Reference is made to the Company's registration statement on Form 8-A filed with the SEC on June 18, 1999.

NOTE 4.    SERIES B CONVERTIBLE PREFERRED STOCK

        On February 16, 2001, the Company, sold and issued 10,024 shares of its Series B Convertible Preferred Stock at a purchase price of $1,000 per share for an aggregate amount of $10,024,000 and concurrently therewith issued warrants for the purchase of up to 557,931 shares of the Company's common stock, in a private placement with several investors, ($3 million of which was used to repay the note payable to Robert W. Duggan, the Company's Chairman and Chief Executive Officer, and $2 million of which is currently held in escrow until the Company receives shareholder approval of the shares to be issued in excess of 19.9% of the Company's outstanding stock on the closing date of the private placement). The preferred stock has a three-year maturity and is initially convertible into shares of the Company's common stock at $5.77 per share. The initial conversion price is subject to adjustment on the six month and nine month anniversaries of the closing date of the private placement, whereupon the conversion price shall be subject to reset to the average of the 10 lowest closing prices for the Company's common stock as quoted on the NASDAQ National Market during the 20 consecutive dates immediately prior to each adjustment date if such average is lower than the initial conversion price; provided, however, that the conversion price shall not be reset below $2.72 per share. The investors shall receive a preferred annual dividend payable in stock or cash, at the Company's option, at a rate of 4.90%. In addition, the investors were granted five-year warrants to purchase an aggregate of approximately 557,931 shares of the Company's common stock at an exercise price of $8.12 per share.

NOTE 5.    EQUITY-BASED LINE OF CREDIT

        On March 30, 2001 the Company entered into the Equity Line Agreement with Societe Generale, under which the Company may issue and sell, from time to time, shares of its common stock for cash consideration up to an aggregate of $12 million. Pursuant to the requirements of Equity Line Agreement, the Company must file a registration statement on Form S-2 with the SEC in order to permit Societe Generale to resell to the public any shares that it acquires pursuant to the Equity Line Agreement. Commencing as of the effective date of this registration statement and continuing for 24 months thereafter, the Company may from time to time at its sole discretion, and subject to certain restrictions set forth in the Equity Line Agreement, sell, or "draw down", shares of its common stock to Societe Generale at an initial purchase price equal to 91% of the daily volume weighted average of the price of the Company's common stock for each day during the specified purchase period. A draw down can be made after five trading days have elapsed from the date of the delivery of the last draw down notice in amounts ranging from a minimum of $75,000 to a maximum of $250,000, depending on the trading volume and the market price of the common stock at the time of each draw down.

NOTE 6.   SEGMENTS OF BUSINESS

        The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision making group, as defined under SFAS 131 is the Executive Staff. To date, the Executive Staff has viewed the Company's operations as principally one market: proprietary robotic and computerized surgical systems for the medical device industry. Sales by product lines within this market are as follows:

                                           For the Three Months
                                             Ended March 31,
                                           --------------------
                                           2001           2000
                                          ------        -------
                                          (Amounts in thousands)
ZEUS robotic and surgical systems         $1,495        $   (48)
AESOP robotic and surgical systems         1,962            696
SOCRATES telementoring systems                55             --
HERMES voice control center                1,093           (113)
Development revenue                          303            365
Recurring revenue                            808            468
                                          ------        -------
                                          $5,716        $ 1,368
                                          ======        =======

Export sales are made by the United States operations to the following geographic locations:

                                         For the Three Months
                                           Ended March 31,
                                      -------------------------
                                        2001             2000
                                      -------           -------
                                       (Amounts in thousands)
Canada                                $   --             $ --
Europe and the Middle East             1,353              348
Asia                                     195               48
South America                             --               --
                                      ------             ----
                                      $1,548             $396
                                      ======             ====

NOTE 7.   LITIGATION

        On May 10, 2000, the Company filed suit against Intuitive Surgical, Inc. alleging that the Intuitive Surgical da Vinci surgical robot system infringes on the Company's United States Patent Nos. 5,878,193; 5,524,180; 5,762,458; 6,001,108; 5,815,640; 5,907,664; 5,855,583. On June 1, 2000, the Company filed an amended complaint alleging that Intuitive Surgical, Inc. has also infringed the Company's recently issued United States Patent No. 6,063,095. On November 1, 2000, the Company filed another amended complaint further alleging that Intuitive Surgical, Inc. is infringing on the Company's recently issued United States Patent No. 6,102,850. The Company's complaint seeks damages for lost profits, injunctive relief enjoining any future infringement of its patent rights, treble damages and attorneys fees.

        On June 30, 2000, Intuitive Surgical, Inc. served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. Other than a request for attorney's fees, Intuitive Surgical, Inc. has not requested any damages. The Company has served discovery requests seeking a statement of the facts that support Intuitive Surgical, Inc.'s defenses. Intuitive Surgical, Inc. has provided partial responses to the Company's discovery. The responses have been served under seal and the Company is not privy too much of the information to Intuitive Surgical, Inc.'s underlying intentions.

        On or about December 7 and 8, 2000, the United States Patent Office granted three of Intuitive Surgical, Inc.'s petitions for a declaration of an interference relating to the Company's 5,878,193, 5,907,664 and 5,855,583 patents.

        On February 13, 2001, the District Court issued an order staying the infringement action for up to one year pending decision on preliminary motions the parties intend to bring in the interferences.

        On February 21, 2001, Brookhill-Wilk filed suit against the Company alleging that the Company's ZEUS Platform infringes upon Brookhill-Wilks United States Patent Nos. 5,217,005 and 5,368,015. Brookhill-Wilk's complaint seeks damages, attorney's fees and increased damages alleging willful patent infringement. The Company does not believe that its ZEUS Platform currently infringes either patent. On March 21, 2001, the Company served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability.

        On March 30, 2001, Intuitive Surgical, Inc. and IBM Corporation filed suit alleging that the Company's AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984 which was recently issued on March 13, 2001. The complaint seeks damages, a preliminary injunction, a permanent injunction, costs and attorneys fees. A preliminary review of the claims of this patent reveals that each claim is limited to a surgical system employing voice recognition for control of a surgical instrument. As this patent was only recently issued and as the Company has not had prior notice of this patent or the claims of this patent, the Company is currently evaluating the allegations of patent infringement and the validity of the patent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially due to factors that include, but are not limited to, the risks discussed herein under "Risk Factors That May Affect Future Results" as well as those discussed in the "Risk Factors That May Affect Future Results" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

        The Company develops and markets proprietary robotic and computerized surgical systems that are intended to enhance a surgeon's performance and centralize and simplify a surgeon's control of the operating room ("OR"). The Company believes that its products will provide surgeons with the precision and dexterity necessary to perform complex, minimally invasive surgical procedures, as well as enable surgeons to control critical devices in the OR through simple verbal commands. The Company believes that its products will broaden the scope and increase the effectiveness of minimally invasive surgery, improve patient outcomes, and create a safer, more efficient and cost effective OR.

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

        The Company's ZEUS(TM) Robotic Surgical System is designed to fundamentally improve a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive surgical procedures, including fully endoscopic coronary artery bypass grafts ("E-CABG(TM)") on a beating heart, which are currently very difficult or impossible to perform endoscopically. ZEUS is comprised of 3 surgeon-controlled robotic arms, one of which positions the endoscope and two of which manipulate surgical instruments. The Company believes that ZEUS will improve a surgeon's dexterity and precision and enhance visualization of, and access to confined operative sites. The Company also believes that new minimally invasive surgical procedures performed with ZEUS will result in reduced patient pain and trauma, fewer complications, lessened cosmetic concerns and shortened convalescent periods and will increase the number of patients qualified for certain surgical procedures. In addition, the Company believes that an increase in minimally invasive procedures will ultimately result in lower overall healthcare costs to providers, payors and patients. The Company has completed feasibility clinical trials for both ZEUS-based tubal reanastomosis procedures and ZEUS-based cardiac procedures under Investigational Device Exemptions (IDE) and is currently enrolling patients. Based upon a series of meetings with FDA in May 2000, the Company has submitted applications for IDE approval to commence multi-center pivotal ZEUS-based laparoscopic and cardiac clinical trials in the United States. On July 11, 2000, the Company was notified by the FDA that the ZEUS system would be cleared for market under the 510(k) premarket notification process instead of the longer premarket approval process. The FDA has also granted the Company approval for commencement of pivotal randomized control trials for Coronary Artery Bypass (CABG), Thorocoscopic surgery, and General Laparoscopic surgery. The Company has initiated a feasibility clinical trial in which ZEUS is used in mitral valve repair and replacement surgery and is currently enrolling patients.

        The Company's SOCRATES(TM) Telementoring System enables remote access to HERMES networked devices via proprietary software and standard teleconferencing components. The SOCRATES system allows an operative surgeon to virtually, cost effectively, and on an as-needed basis, communicate with a remote mentor surgeon. The SOCRATES system enables the remote surgeon to help direct a surgical procedure thereby augmenting the operative surgeon's prior training experience.

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

        The Company has sustained significant losses since inception and expects to continue to incur losses due to research and development efforts, costs associated with obtaining regulatory approvals and clearances, continued marketing expenditures to increase sales and other costs associated with the Company's anticipated growth. Furthermore, the Company anticipates that its operating results may fluctuate significantly from quarter to quarter in the future, depending on a number of factors, many of which are outside the Company's control. These factors include timing and results of clinical trials, delays associated with FDA and other clearance processes, changes in pricing policy by the Company or its competitors, the number, timing and significance of product enhancements and new products by the Company and its competitors, healthcare reimbursement policies, product quality issues and the cost and outcome of current litigation.

RESULTS OF OPERATIONS

Three months ended March 31, 2001 compared to the three months ended March 31, 2000.

        Revenue. Revenue increased $4,348,000 (318%) to $5,716,000 for the three months ended March 31, 2001 from $1,368,000 for the same period in 2000. Revenue increased on all of the Company's product lines over the prior year. ZEUS revenue of $1,959,000 increased $1,633,000 (501%) over last year's first quarter of $326,000. HERMES revenue of $1,387,000 increased $1,435,000 over last year's first quarter of $48,000. AESOP revenue of $2,315,000 increased $1,225,000 (112%) over last year's first quarter of $1,090,000. SOCRATES revenue of $55,000 compared to no revenue for this product line for last year's first quarter.

        Gross Profit. Gross profit increased $2,597,000 (383%) to $3,276,000 for the three months ended March 31, 2001 from $679,000 for the same period in 2000. Gross margin increased to 57% in the first quarter 2001 from 50% in the first quarter 2000. Gross margin was favorably impacted by higher sales volume and fixed costs charged to operations.

        Research and Development. Research and development expense increased $918,000 (41%) to $3,134,000 for the three months ended March 31, 2001 from $2,216,000 for the same period in 2000, primarily as a result of the addition of personnel, and increased development efforts for pre-clinical and clinical trial activities related principally to ZEUS. The Company expects research and development expenditures to remain flat over the remaining year as the increased cost for clinical trials is offset by the Company's plan to reduce the operating expenses of its business.

        Selling, General and Administrative. Selling general and administrative expense increased $792,000 (22%) to $4,345,000 for the three months ended March 2001 from $3,553,000 for the same period 2000. The increase was due mainly to the addition of sales personnel and commissions as the Company expanded its worldwide sales, service and training capability. Professional fees increased substantially related to the patent infringement lawsuit the Company has filed against a competitor and certain claims filed against the Company that are also related to patent infringement. The Company expects selling, general and administrative expense to decrease as a result of the Company's plan to reduce the cost of operating and expanding the business.

        Other Income. Other income decreased $67,000 (88%) to $9,000 for the three months ended March 31, 2001, compared to other income of $76,000 for the three months ended March 31, 2000. Other income for both periods was comprised of interest income derived from funds held in interest bearing deposits.

Income Taxes. Minimal provisions for state franchise taxes have been recorded on the Company's pre-tax losses to date. As of December 31, 2000, the Company had federal and state net operating loss (NOL) carryforwards of approximately of $52,747,000 and $9,085,000, respectively which are available to offset future carryforwards expire seven years after the year of loss. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding its realization.

        Net Loss. The net loss for the first quarter 2001 was $4,200,000 ($ .40 per share, before dividend to preferred shareholder) compared to $5,019,000 ($
 .57 per share) for the first quarter 2000 as increased gross profit derived from increased revenue was more than offset by the sum of increased operating expenses and reduced other income. Weighted average shares increased from 780,000 to 10,535,000 mainly as a result of the exercise of stock options, issuance of shares of under the Company's employee stock purchase plan and Company's private placement and warrant exercise.

FINANCIAL CONDITION

        Since its inception, the Company's expenses have exceeded its revenues, resulting in an accumulated deficit of $71,118,000 as of March 31, 2001. Other than its initial public offering, the Company had primarily relied on proceeds from issuance of preferred and common stock and bridge debt financing to fund its operations.

        At March 31, 2001, the Company's current ratio (current assets divided by current liabilities) was 2.1 to 1 versus 1.4 to 1 at December 31, 2000, reflecting the increase in cash and cash equivalents from the Series B Convertible Preferred Stock private placement offset by the repayment of a promissory note payable to Robert W. Duggan, the Company's Chairman and Chief Executive Officer, and cash used in operating activities.

        For the three months ended March 31, 2001, the Company's use of cash in operating activities of $385,000 was primarily attributable to the net loss offset by the decreases in accounts receivable.

        Cash outflow from purchases of plant and equipment was $380,000 for the three months ended March 31, 2001. The Company currently has no material commitments for capital expenditures. For the three months ended March 31, 2001, net cash provided by financing activities of $6,708,000 was primarily the result of the Series B Convertible Preferred Stock issuance offset by the repayment of the promissory note payable to Mr. Duggan.

        The Company's operations to date have consumed substantial amounts of cash, and the Company expects its capital and operating expenditures to continue to exceed proceeds from ongoing sales at least through 2001. The Company's need for additional financing will depend upon numerous factors, including, but not limited to, the extent and duration of the Company's future operating losses, the level and timing of future revenues and expenditures, the progress and scope of clinical trials, the timing and costs required to receive both United States and international governmental approvals or clearances, market acceptance of new products, the results and scope of ongoing research and development projects, the costs of training physicians to become proficient in the use of the Company's products and procedures, the cost of developing appropriate sales and marketing capabilities, and the cost and outcome of current litigation brought by and brought against the Company. To the extent that existing resources are insufficient to fund the Company's activities, the Company will seek to raise additional funds through public or private financing. As part of this plan in February 2001, the Company raised $10,024,000, ($3 million of which was used to repay the promissory note payable to Mr. Duggan and $2 million of which is currently held in escrow until the Company receives shareholder approval of the shares to be issued in excess of 19.9% of the Company's outstanding stock on the closing date of the private placement) in a private placement transaction (see
Note 4). On March 30, 2001, the Company secured an equity-based line of credit from Societe Generale. Under the terms of this line of credit the Company may draw down as much as $12,000,000 in exchange for registered shares of the Company's common stock (see Note 5). The Company believes that its current cash and cash equivalents, together with available borrowings under its equity line of credit, will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for at least twelve months. If the Company requires further capital to grow its business, execute its operating plan or obtain FDA approvals at any time in the future or any other reasons the Company may seek to sell additional equity or debt securities, which may result in additional dilution to the shareholders. There is no assurance that adequate funds would be available on acceptable terms, if at all.

        The Company's financial instruments include cash and short-term investment grade debt securities. At March 31, 2001, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, the Company does not have significant overall currency exposure at March 31, 2001.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

        The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion summarizes some of these risks which could affect the Company's actual future results, causing a difference materially from any forward-looking statements made by the Company.

        The Company has a limited operating history and has not yet made a profit. Failure to raise additional capital or generate required working capital could reduce the Company's ability to compete and could prevent the Company from taking advantage of certain market opportunities. The Company's success depends upon products, including the ZEUS product line, which have not achieved market acceptance, nor received FDA regulatory clearance for certain procedures. If the Company does not maintain necessary government regulator approvals it will not be able to market and sell its products in the United States and/or foreign countries. There are alternative treatments and procedures to using the Company's products, and so the Company's customers may choose to purchase its competitors' products or may not accept the Company's products. If surgeons and/or medical institutions are unable to obtain reimbursement from third-party payors for procedures using the Company's products, or if reimbursement is insufficient to cover the costs of purchasing the Company's products, the Company may be unable to generate sufficient sales to support its business. If the Company is unable to protect its intellectual property contained in its products from use by unauthorized third parties, its ability to compete in the market will be harmed. The Company is involved in intellectual litigation with Intuitive Surgical, Inc., IBM Corporation, and Brookhill-Wilk that may hurt its competitive position, may be costly and may prevent the Company from selling certain of its products. The Company could be subject to product liability claims that could be expensive and harm the Company's business. The medical device industry is subject to rapid technological change and new product development, the Company's future success will depend upon its ability to expand the applications of its products. The Company needs to expand its sales and distribution activities in order to market its products competitively. The concentration of ownership among the Company's existing executive officers, directors and principal shareholders may prevent new investors from influencing significant corporate decisions. If the Company looses any key personnel or is unable to attract and retain additional key personnel, its ability to compete will be harmed. The Company depends on independent contract manufacturers for principal components of its products who may encounter problems or delays that could result in lost revenue. The Company relies on a continuous power supply to conduct its business, and California's current energy crisis could disrupt our operations and increase the Company's expenses. If the Company fails to control and effectively manage its growth, its ability to compete will be harmed.

        A more detailed discussion of factors that could affect the Company's future results can be found in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company strongly encourages you to review these risk factor disclosures.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company's financial instruments include cash and short-term investment grade debt securities. At March 31, 2001 the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

        It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, the Company does not have a significant currency exposure at March 31, 2001.

PART II. OTHER INFORMATION

ITEM 1. LITIGATION

        On May 10, 2000, the Company filed suit against Intuitive Surgical, Inc. alleging that the Intuitive Surgical da Vinci surgical robot system infringes on the Company's United States Patent Nos. 5,878,193; 5,524,180; 5,762,458; 6,001,108; 5,815,640; 5,907,664; 5,855,583. On June 1, 2000, the Company filed an amended complaint alleging that Intuitive Surgical, Inc. has also infringed the Company's recently issued United States Patent No. 6,063,095. On November 1, 2000, the Company filed another amended complaint further alleging that Intuitive Surgical, Inc. is infringing on the Company's recently issued United States Patent No. 6,102,850. The Company's complaint seeks damages for lost profits, injunctive relief enjoining any future infringement of its patent rights, treble damages and attorneys fees.

        On June 30, 2000, Intuitive Surgical, Inc. served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. Other than a request for attorney's fees, Intuitive Surgical, Inc. has not requested any damages. The Company has served discovery requests seeking a statement of the facts that support Intuitive Surgical, Inc.'s defenses. Intuitive Surgical, Inc. has provided partial responses to the Company's discovery. The responses have been served under seal and the Company is not privy too much of the information to Intuitive Surgical, Inc.'s underlying intentions.

        On or about December 7 and 8, 2000, the United States Patent Office granted three of Intuitive Surgical, Inc.'s petitions for a declaration of an interference relating to the Company's 5,878,193, 5,907,664 and 5,855,583 patents.

        On February 13, 2001, the District Court issued an order staying the infringement action for up to one year pending decision on preliminary motions the parties intend to bring in the interferences.

        On February 21, 2001, Brookhill-Wilk filed suit against the Company alleging that the Company's ZEUS Platform infringes upon Brookhill-Wilks United States Patent Nos. 5,217,005 and 5,368,015. Brookhill-Wilk's complaint seeks damages, attorney's fees and increased damages alleging willful patent infringement. The Company does not believe that its ZEUS Platform currently infringes either patent. On March 21, 2001, the Company served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability.

        On March 30, 2001, Intuitive Surgical, Inc. and IBM Corporation filed suit alleging that the Company's AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984 which was recently issued on March 13, 2001. The complaint seeks damages, a preliminary injunction, a permanent injunction, costs and attorneys fees. A preliminary review of the claims of this patent reveals that each claim is limited to a surgical system employing voice recognition for control of a surgical instrument. As this patent was only recently issued and as the Company has not had prior notice of this patent or the claims of this patent, the Company is currently evaluating the allegations of patent infringement and the validity of the patent.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        Series B Convertible Preferred Stock Offering

        On February 16, 2001, the Company, entered into a Securities Purchase Agreement with Societe Generale, Catalpa Enterprises, Ltd., Baystar Capital, L.P., Baystar International, Ltd., Robert W. Duggan, the Company's Chairman of the Board of Directors and Chief Executive Officer, Mahkam Zanganeh, the Company's Vice President European, Middle East and African Operations, and Jeffrey O. Henley, a member of the Company's Board of Directors. Under the Purchase Agreement, the Company sold a total of 1,024 shares of its Series B Convertible Preferred Stock with certain conversion features discussed below and warrants to purchase 557,931 shares of the Company's common stock, for total consideration of $10,024,000. The Series B Convertible Preferred Stock has a three-year maturity and is initially convertible into shares of the Company's common stock at $5.77 per share. The initial conversion price is subject to adjustment on the six month and nine month anniversaries of the closing date of the private placement, whereupon the conversion price shall be subject to reset to the average of the 10 lowest closing prices for the Company's common stock as quoted on the NASDAQ National Market during the 20 consecutive dates immediately prior to each adjustment date if such average is lower than the initial conversion price; provided, however, that the conversion price shall not be reset below $2.72 per share. The investors shall receive a preferred annual dividend payable in stock or cash, at the Company's option, at a rate of 4.90%. In addition, the investors were granted five-year warrants to purchase an aggregate of approximately 557,931 shares of the Company's common stock at an exercise price of $8.12 per share.

        Under the rules of the NASDAQ National Market, the Company is required to obtain shareholder approval for the sale, issuance or potential issuance of the Company's common stock, or securities convertible into its common stock, if the number of shares to be issued equals or exceeds 20% of its presently outstanding stock and the purchase price is less than the greater of the book value or market value of the stock. The Company anticipates the amount of common stock issued upon the conversion of the Series B Convertible Preferred Stock and the exercise of the warrants issued in connection with the sale and issuance of the Series B Convertible Preferred Stock may exceed 20% of the number of shares of the Company's common stock outstanding on the closing date of the Series B Convertible Preferred Stock private placement. In addition, due to the reset provisions contained in the Series B Convertible Preferred Stock, the final conversion price of the Series B Convertible Preferred Stock may be reset to a price below the market price on the closing date of the Series B Convertible Preferred Stock private placement. Accordingly, the Company is asking its shareholders to authorize the private placement at the regular shareholders meeting to be held on May 31, 2001. If shareholder approval is not obtained, the Company must redeem from the holders of the Series B Convertible Preferred Stock half of the shares of Series B Convertible Preferred Stock originally sold at a redemption price of 115% of the face value of such shares plus accrued dividends. Failure to obtain the required shareholder approval, however, would not effect the rights of the warrant holders to exercise their warrants for the purchase of up to 557,931 shares of the Company's common stock.

        Equity Line of Credit

        On March 30, 2001 the Company entered into the Equity Line Agreement with Societe Generale, under which the Company may issue and sell, from time to time, shares of its common stock for cash consideration up to an aggregate of $12 million. Pursuant to the requirements of the Equity Line Agreement, the Company must file a registration statement on Form S-2 with SEC in order to permit Societe Generale to resell to the public any shares that it acquires pursuant to the Equity Line Agreement. Commencing as of the effective date of this registration statement and continuing for 24 months thereafter, the Company may from time to time at its sole discretion, and subject to certain restrictions set forth in the Equity Line Agreement, sell, or draw down, shares of its common stock Societe Generale at an initial purchase price equal to 91% of the daily volume weighted average of the price of the Company's common stock for each day during the specified purchase period. A draw down can be made after five trading days have elapsed from the date of the delivery of the last draw down notice in amounts ranging from a minimum of $75,000 to a maximum of $250,000, depending on the trading volume and the market price of the common stock at the time of each draw down. The maximum draw down amount may be increased, and the discount to the daily volume weighted average price of the Company's common stock may be decreased, if the trading volume of the common stock exceeds certain minimum thresholds prior to the delivery of the draw down notice.

ITEM 4.   SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS.

        On March 9, 2001, the Company held a special meeting of its shareholders with shareholders holding 8,942,612 shares of common stock (representing (89.1%) of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. At this meeting, the Company sought approval on two proposals as follows:

        First, the Company sought approval for a proposal to amend the Certificate of Incorporation of Computer Motion, Inc. to increase the number of authorized shares of the Company's common stock from 25,000,000 shares to 50,000,000 and to increase the authorized number of overall shares from 30,000,000 to 55,000,000. The proposal was approved with 8,297,882 affirmative votes, 578,358 negative votes and 64,672 abstentions.

        Second, the Company sought approval for a proposal to amend Computer Motion, Inc.'s 1997 Stock Incentive Plan to increase the number of shares available for issuance by an additional 2,000,000 shares of common stock and to provide for an automatic annual increase of 750,000 shares on January 1st of each year. The proposal was approved with 4,410,605 affirmative votes, 1,198,592 negative votes and 67,183 abstentions.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       4.1 -- Certificate of Designations Setting Forth the Preferences, Rights, and Limitations of the Series B Convertible Preferred Stock, filed on February 16, 2001. (1)

       4.2 -- Registration Rights Agreement, dated as of February 16, 2001, by and between Computer Motion, Inc., Societe Generale, Catalpa Enterprises, Ltd., Jeffrey O. Henley, Robert W. Duggan, Mahkam Zananeh, Baystar Capital, LP, and Baystar International, Ltd. (1)

       4.3 -- Form of Warrant for the purchase of Common Stock of Computer Motion, Inc. (1)

       4.4 -- Registration Rights Agreement, dated March 30, 2001, by and between Computer Motion, Inc. and Societe Generale.

      10.1 -- Securities Purchase Agreement, dated February 16, 2001, by and between Computer Motion, Inc., Societe Generale, Catalpa Enterprises, Ltd., Jeffrey O. Henley, Robert W. Duggan, Mahkam Zananeh, Baystar Capital, LP, and Baystar International, Ltd. (1)

      10.2 -- Equity Financing Agreement, dated March 30, 2001, by and between Computer Motion, Inc. and Societe Generale.

      (1) Incorporate herein by reference to the same numbered exhibits to the Company's current report on Form 8-K filed with the SEC on March 26, 2001 (File No. 000-22755)


(b) Reports on Form 8-K. Report on Form 8-K dated March 14, 2001 was filed by the Company with respect to a private placement of Series B Convertible Preferred Stock, warrants issued in connection for the purchase of the Company's common stock.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: May 15, 2001                       COMPUTER MOTION, INC.


                                         By: /s/ Gordon L. Rogers
                                             -----------------------------------
                                                 GORDON L. ROGERS
                                                 Vice President, Chief Financial
                                                 Officer and Secretary
                                                 (Principal Financial and
                                                 Accounting officer)

                                 EXHIBIT INDEX


     NUMBER    DESCRIPTION
     ------    -----------
       4.1 --  Certificate of Designations Setting Forth the Preferences,
               Rights, and Limitations of the Series B Convertible Preferred
               Stock, filed on February 16, 2001. (1)

       4.2 -- Registration Rights Agreement, dated as of February 16, 2001, by and between Computer Motion, Inc., Societe Generale, Catalpa
               Enterprises, Ltd., Jeffrey O. Henley, Robert W. Duggan, Mahkam
               Zananeh, Baystar Capital, LP, and Baystar International, Ltd. (1)

       4.3 --  Form of Warrant for the purchase of Common Stock of Computer
               Motion, Inc. (1)

       4.4 -- Registration Rights Agreement, dated March 30, 2001, by and between Computer Motion, Inc. and Societe Generale.

      10.1 -- Securities Purchase Agreement, dated February 16, 2001, by and between Computer Motion, Inc., Societe Generale, Catalpa
               Enterprises, Ltd., Jeffrey O. Henley, Robert W. Duggan, Mahkam
               Zananeh, Baystar Capital, LP, and Baystar International, Ltd. (1)

      10.2 --  Equity Financing Agreement, dated March 30, 2001, by and between
               Computer Motion, Inc. and Societe Generale.

----------

      (1) Incorporate herein by reference to the same numbered exhibits to the Company's current report on Form 8-K filed with the SEC on March 26, 2001 (File No. 000-22755)