Form 10-K405/A
period 2000-12-31
COMPUTER MOTION INC
filed 2001-07-12
CIK 906829

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                AMENDMENT NO. 2
                           FORM 10-K/A ANNUAL REPORT

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

                                ----------------

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, or will not be contained, to the best of the Registrant's knowledge, in definitive proxy information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $31.2 million at June 1, 2001 when the closing sale price of such stock, as reported on the NASDAQ National Market was $4.33 per share.

        The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of July 11, 2001 was 10,185,841 shares.

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

        Computer Motion has completed multi-center Phase I clinical testing with the ZEUS in May 2000 system and has begun clinical testing under the approved Investigation Device Exemption involving multi-center, pivotal clinical evaluation of the product. The Company is currently enrolling patients into three randomized controlled clinical trials in the area of Coronary Artery Bypass Grafting, Internal Mammary Artery Harvesting and General Laparoscopic Surgeries. Feasibility studies are underway in several other surgical applications.

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

MANUFACTURING AND SUPPLIERS

        The Company's manufacturing operations are required to comply with the FDA's Quality System Regulation ("QSR"), which addresses the design, controls, methods, facilities and quality assurance used in manufacturing, packing, storing and installing medical devices. In addition, certain international markets have quality assurance and manufacturing requirements. Specifically, the Company is subject to the compliance requirements of ISO 9001, EN46001, the Medical Device Directive and Conformity Europeane ("CE") mark directives which impose certain procedural and documentation requirements with respect to device design, development, manufacturing and quality assurance activities. The Company has obtained such certification and is subject to audit on an annual basis for compliance. Company assembles all four of its product lines (Aesop, Zeus, Hermes and Socrates) in its 7,200 square foot manufacturing facility in Goleta, California. A limited number of accessories and components are produced by qualified third party vendors and for sale by the Company. The manufacturing and assembly of the Company's products is a complex and lengthy process involving an significant number of parts, assemblies and procedures.

        The Company purchases both custom made and stock components from a large number of qualified suppliers and subject them to stringent incoming quality inspections. As part of the Company's supplier qualification process, the Company periodically conducts quality audits of its suppliers. The Company relies on independent manufacturers, some of which are single source suppliers for the manufacture of the principal components of its products. Shortages of raw materials, production capacity constraints or delays on the part of the Company's suppliers could negatively affect the Company's ability to ship products and derive revenue. In some instances, the Company relies on companies that are sole suppliers of key components of its products. If one of these sole suppliers goes out of business, the Company could face significant production delays until an alternate supplier is found, or until the product could be redesigned and revalidated to accommodate a new supplier's replacement component.

COMPETITION

        There are three levels of competition for the Company's products; traditional methods of surgery, new approaches to minimally invasive surgery, and direct competition in robotic surgery. All four of the Company's major systems face different levels of competition in each of these areas.

        Traditional methods of surgery have been in effect for hundreds of years. These methods often involve large incisions in the patient's body and long recovery times. The challenge for the Company is to convince surgeons and administrators to convert to a minimally invasive approach to surgery. This requires the surgeons and hospitals to expend significant amounts of time and money in installation of the equipment and training on new procedures. The Company also needs to convince potential patients of the safety and benefits of surgery using the Company's products. Many medical conditions that can be treated by the Company's products can also be treated with pharmaceuticals or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use.

        The field of minimally invasive surgery is growing rapidly. Several companies have developed new minimally invasive technologies and techniques which are alternatives to the techniques and products the Company offers. Many of these companies are well established in the medical industry including Boston Scientific Corporation, C.R. Bard, Inc., Guidant Corporation, Heartport, Inc. and Ethicon Endo-Surgery, Inc., divisions of Johnson & Johnson, Inc., Medtronic Inc., and United States Surgical Corporation, a division of Tyco International Ltd.

        Direct competition with the Company's products is relatively limited. The Company's Aesop product is fairly unique with only a single competitor, Armstrong Healthcare Ltd. Besides this single competitor, there is no direct competition other than a person physically holding an endoscope or the use of a static arm fixed positioner.

        The Company understands that Karl Storz GmbH & Co. is in the early stages of launching a voice activated operating room control system which competes with HERMES. Several companies produce operating room control centers which are not voice controlled, including Karl Storz, Olympus Optical Co., Ltd., and Siemens, AG.

        There are a limited number of companies that have developed computer assisted and robotic surgical systems that compete to varying degrees with the Company's Zeus system. These include Brock Rogers Surgical, Inc. and Intuitive Surgical, Inc. Several other companies produce computer assisted and robotic surgical devices that do not directly compete with the potential surgical procedures for Zeus. These include Integrated Surgical Systems, Inc., Johns Hopkins University Engineering Research Consortium, Maquet AG, MicroDexterity Systems, Inc, Ross-Hime Designs, Inc and Stereotaxis, Inc.

        The Company's Socrates system is unique in its ability to remotely control a robotic arm. There are numerous video conferencing products and companies which could provide remote audio and video feeds from the operating room.

        In an emerging market such as medical robotics, competition occurs on many fronts. As new features are introduced by either the Company or its competitors, a competitive advantage is gained by the innovator. The Company's customers are looking for economic justification for the purchase of major capital equipment. The company that can demonstrate this, either through price or benefits will successfully compete. Safety, reliability and effectiveness needs to be demonstrated for patients and customers to trust the Company's products. In a regulated environment, the company which can gain approvals most rapidly will earn an advantage.

MARKETING

        The Company's products are sold throughout the world. Payment terms worldwide are consistent with local practice. Orders are shipped as they are received and, therefore, no material backlog has existed to date. For the year ended December 31, 2000 the Company had one customer, Kino Corporation of Japan, that accounted for approximately 21% of the revenue for the year and 18% of accounts receivable and a second customer, Endoscopic Technologies, Inc., that accounting for approximately 10% of the revenue for the year and 15% of accounts receivable. At December 31, 1999 and 1998 no single customer accounted for more than 10% of revenue or accounts receivable respectively. Should the Company cease to use these organizations to distribute products in Japan and elsewhere in the world, it would have to identify new distributors to service these markets. While there may therefore be a delay in revenues in the short term, in the long term, securing a new distributor would be very possible. In the United States, the Company sells directly to hospitals through an employee based sales organization. In Western Europe, the Company also has an employee based sales organization, which is principally focused on sales in France and Germany. The Company co-markets the ZEUS product line with Medtronic, Inc. in Europe, the Middle East and Africa. Throughout the rest of the world, the Company uses independent distributor organizations including Kino Corporation and the Ethicon Endo-Surgery Division of Johnson & Johnson, Inc. Under the Company's OEM agreement with Stryker Corporation, Stryker may distribute the Company's HERMES product for control of various Stryker endoscopic devices on a worldwide basis.

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

        The Company is currently enrolling patients into the following controlled clinical trials:

        o Coronary Artery Bypass Grafting: The Company is now enrolling patients into a FDA-approved multi-center, randomized, controlled trial. This study, which will eventually involve several Zeus sites, is a pivotal study required for FDA market clearance and is the only FDA-approved pivotal coronary artery bypass grafting robotic trial underway in the United States. The Company anticipates receiving approval in the fourth quarter of 2002.

        o Internal Mammary Artery Harvesting: The Company has also received FDA approval to conduct a clinical trial at six sites using the Zeus system to harvest the left internal mammary artery, a procedure that is part of a standard coronary artery bypass grafting surgery. The Company initiated this study in February 2001 and anticipates submitting a 510(k) application for non intracardiac thoracoscopic clearance in the first quarter of 2002.

        o General Lapraroscopic: The Company has been very active in clinical research in the area of general laparoscopic surgery. The FDA has granted Computer Motion IDE approval for a study on laparoscopic cholecystectomy (a procedure to remove the gall bladder) and laparoscopic cholecystectomy (a procedure to correct acid reflux disease). The Company is currently enrolling patients into randomized, controlled trials for both of these proceedures and anticipates filing a 510(k) submission late in the third quarter of 2001.

        In addition to these trials, the Company is currently conducting feasibility studies in several other surgical applications.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE SO WE MAY NEVER ACHIEVE PROFITABILITY.

        From our formation, we have incurred significant losses. For the three years ended December 31, 2000, the Company has incurred net losses of $16,349,000, $13,375,000 and $11,545,000, respectively. In addition, the Company has incurred net losses from operations since inception and has an accumulated deficit of $64,284,000 as of December 31, 2000. We expect to incur additional losses as we continue spending for research and development efforts, clinical trials, manufacturing capacity and sales force improvement. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will ever achieve significant commercial revenues, particularly from sales of our ZEUS product line, which is still under development and awaiting FDA clearance, or that we will become profitable. In the first quarter of 2001, we initiated a number of cost reductions including layoffs, changes in our salary structure, and reductions in travel, which we believe will eliminate approximately $4,000,000 in expenses in 2001, thus lowering our breakeven point. If we are able to increase our revenues in the fourth quarter of 2001 over the same quarter in 2000 at a similar or lower rate than in the previous years, the Company should be able to be profitable in that quarter. It is possible that we may encounter substantial delays or incur unexpected expenses related to the market introduction and acceptance of the ZEUS platform, or any future products. If the time required to generate significant revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations.

SINCE OUR OPERATING EXPENDITURES CURRENTLY EXCEED OUR REVENUES FAILURE TO RAISE ADDITIONAL CAPITAL OR GENERATE REQUIRED WORKING CAPITAL COULD REDUCE OUR ABILITY TO COMPETE AND PREVENT US FROM TAKING ADVANTAGE OF MARKET OPPORTUNITIES.

        Our operations to date have consumed substantial amounts of cash, and we expect our capital and operating expenditures will exceed revenues for at least the next year. We believe that our current cash and cash equivalent balances, and our ability to sell shares of our Common Stock under the equity line of credit obtained in April 2001, will allow us to fund our operations for at least twelve months. However, we may require substantial working capital to fund our business after December 31, 2001 and will need to raise additional capital. It is anticipated that additional funding, as needed, to support operations through and after December 31, 2001 will be obtained from the following sources: current cash balances, the proceeds from the exercise of warrants, and the issuance of additional debt or equity securities. We cannot assure you that additional capital will be available on terms favorable to us, or at all. The various elements of our business and growth strategies, including our introduction of new products, the expansion of our marketing distribution activities and obtaining regulatory approval or market acceptance will require additional capital. If adequate funds are not available or are not available on acceptable terms, our ability to fund those business activities essential to our ability to operate profitably, including further research and development, clinical trials, and sales and marketing activities, would be significantly limited.

IF OUR PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO GENERATE THE REVENUE NECESSARY TO SUPPORT OUR BUSINESS.

        We anticipate that ZEUS will comprise a substantial majority of our sales in the future and our future success depends on the successful development, commercialization and market acceptance of this product. Our successful commercialization will depend upon our ability to demonstrate the clinical safety and effectiveness, ease-of-use, reliability and cost-effectiveness of these products in a clinical setting. We cannot assure you that the FDA will allow us to conduct further clinical trials or that ZEUS will prove to be safe and effective in clinical trials under United States or international regulatory requirements. It is also possible that we may encounter problems in clinical testing that cause a delay in or prohibit commercialization of ZEUS. Moreover, the clinical trials may identify significant technical or other obstacles to overcome prior to the commercial deployment of ZEUS, resulting in significant additional product development expense and delays. Even if the safety and effectiveness of procedures using ZEUS is established, surgeons may elect not to recommend the use of these products for any number of reasons. Broad use of our products will require significant surgeon training and practice, and the time and expense required to complete such training and practice could adversely affect market acceptance. Successful commercialization of our products will also require that we satisfactorily address the needs of various decision makers in the hospitals that constitute the target market for our products and to address potential resistance to change in existing surgical methods. If we are unable to gain market acceptance of our products, we will not be able to sell enough of our products to be profitable, and we may be required to obtain additional funding to develop and bring to market alternative products.

IF WE DO NOT OBTAIN AND MAINTAIN NECESSARY DOMESTIC REGULATORY APPROVALS, WE WILL NOT BE ABLE TO MARKET AND SELL OUR PRODUCTS IN THE UNITED STATES.

        Our products in the United States are regulated as medical devices by the FDA. The process of obtaining required regulatory approvals and clearances can be expensive, and there can be no assurance that we obtain such approvals or clearances on a timely basis, if at all. There can be no assurance that the FDA will act favorably or quickly on our current submissions for approval or clearance of our products, and we may encounter significant difficulties and costs in our efforts to obtain FDA approvals or clearances that could delay or preclude us from selling our products in the United States. There can be no assurance that the FDA will not change the classification of our devices or their policies toward review, clearance or approval, as a result of changes in FDA staffing including reviewers of approval submissions and their managers. Furthermore, there can be no assurance that the FDA will not request additional data, require that we conduct further clinical trials or significantly increase the extent and time of premarket review, causing us to incur substantial costs and delay. In addition, there can be no assurance that the FDA will not impose strict labeling requirements, onerous operator training requirements or other requirements as a condition to approval or clearance. The FDA strictly prohibits the marketing of FDA-cleared or approved medical devices for unapproved uses. Failure to receive or delays in receipt of FDA clearances or approvals, including any resulting need for additional clinical trials or data as a prerequisite to approval or clearance, or any FDA conditions that limit our ability to market our products for particular uses or indications, could impair our ability to effectively develop a market for our products and impair our ability to operate profitably in the future.

        Our operations are subject to the FDA's Quality System Regulation (a federal regulation governing medical devices) and ISO-9001 (a global standard for quality systems) and similar regulations in other countries, including EN-46001 Standards (the European standard for quality systems), regarding the design, manufacture, testing, labeling, record keeping and storage of devices. Ongoing compliance with FDA's Quality System Regulation requirements and other applicable regulatory requirements will be monitored through periodic inspection by federal and state agencies, including the FDA, and comparable agencies in other countries. Our manufacturing processes are subject to stringent federal, state and local regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes. Although we believe that we have complied in all material respects with such laws and regulations, we are still subject to periodic inspection to ensure that we remain compliant with such laws and regulations. There can be no assurance that we will not be required to incur significant costs in the future in complying with such laws and regulations, that these laws and regulations will not become more stringent making it more difficult and more costly to achieve compliance, or that we will not be required to cease operations in the event of our failure to effect compliance.

        Failure to comply with applicable regulatory requirements can result in, among other things, suspensions or withdrawals of approvals, product seizures, injunctions, recalls of products, operating restrictions, and civil fines and criminal prosecution. Delays or failure to receive approvals or clearances for our current submissions, or loss of previously received approvals or clearances, would materially adversely affect the marketing and sales of our products and impair our ability to operate profitably in the future.

OUR PRODUCTS ARE SUBJECT TO VARIOUS INTERNATIONAL REGULATORY PROCESSES AND APPROVAL REQUIREMENTS. IF WE DO NOT MAINTAIN THE NECESSARY INTERNATIONAL REGULATORY APPROVALS, WE WILL NOT BE ABLE TO MARKET AND SELL OUR PRODUCTS IN FOREIGN COUNTRIES.

        To be able to market and sell our products in other countries, we must obtain regulatory approvals and comply with the regulations of those countries. These regulations, including the requirements for approvals, and the time required for regulatory review vary from country to country. Obtaining and maintaining foreign regulatory approvals are expensive, and we cannot be certain that we will receive regulatory approvals in any foreign country in which we plan to market our products. If we fail to obtain regulatory approval in any foreign country in which we plan to market our products, our ability to generate revenue will be harmed.

        The European Union requires that manufacturers of medical products obtain the right to affix the CE mark to their products before selling them in member countries of the European Union. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to products, a manufacturer must obtain certification that its processes meet certain European quality standards. We have obtained the CE mark for all of our products, which means that these products may currently be sold in all of the member countries of the European Union.

        If we modify existing products or develop new products in the future, including new instruments, we will need to apply for permission to affix the CE mark to such products. In addition, we will be subject to annual regulatory audits in order to maintain the CE mark permissions we have already obtained. We cannot be certain that we will be able to obtain permission to affix the CE mark for new or modified products or that we will continue to meet the quality and safety standards required to maintain the permissions we have already received. If we are unable to maintain permission to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the European Union.

INTERNATIONAL SALES OF OUR PRODUCTS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUES AND OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO SUCCESSFULLY MANAGE THESE INTERNATIONAL ACTIVITIES.

        Our business currently depends in large part on our activities in Europe and Asia, and we intend to expand our presence into additional foreign markets. Sales to markets outside of the United States accounted for approximately 42% of our sales for the year ended December 31, 2000. We are subject to a number of challenges that relate to our international business activities. These challenges include:

        o the risks associated with foreign currency exchange rate fluctuation;

        o failure of local laws to provide the same degree of protection against infringement of our intellectual property;

        o certain laws and business practices that could favor local competitors, which could slow our growth in international markets;

        o building an organization capable of supporting geographically dispersed operations; and

        o the expense of establishing facilities and operations in new foreign markets.

         Currently, the majority/all of our international sales are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. If we are unable to meet and overcome these challenges, our international operations may not be successful, which would limit the growth of our business.

WE MAY NEVER SELL ENOUGH OF OUR PRODUCTS TO BE PROFITABLE BECAUSE OUR MARKETS ARE HIGHLY COMPETITIVE, CUSTOMERS MAY CHOOSE TO PURCHASE OUR COMPETITORS' PRODUCTS OR MAY NOT ACCEPT OUR PRODUCTS.

        The minimally invasive surgery market has been, and will likely continue to be, highly competitive. Many competitors in this market have significantly greater financial resources and experience than us. In addition, some of these companies may be able to market their products sooner than us if they are able to achieve regulatory approval before us. Many medical conditions that can be treated using our products can also be treated by pharmaceuticals or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other procedures could make such therapies more effective or less expensive than using our products and could render our products obsolete or unmarketable. As a result, we cannot be certain that physicians will use our products to replace or supplement established treatments or that our products will be competitive with current or future technologies.

IF SURGEONS OR INSTITUTIONS ARE UNABLE TO OBTAIN REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR PROCEDURES USING OUR PRODUCTS, OR IF REIMBURSEMENT IS INSUFFICIENT TO COVER THE COSTS OF PURCHASING OUR PRODUCTS, WE MAY BE UNABLE TO GENERATE SUFFICIENT SALES TO SUPPORT OUR BUSINESS.

        In the United States, our products are primarily acquired by medical institutions which then bill various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans for the healthcare services they provide their patients. Government agencies, certain private insurers and certain other payors generally reimburse hospitals for medical treatment at a fixed rate based on schedules established by the Health Care Finance Administration. Depending upon the actual procedure, these reimbursements may range from $3,000 for a laprascopic procedure to $30,000 for a cardiac procedure. The actual schedule of reimbursements will vary over time. We believe that the procedures using our products will be eligible for reimbursement under existing reimbursement schedules. However, Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement. Even if a procedure is covered by such schedules, payors may deny reimbursement if they determine that the device used in the treatment was unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication. Many international markets have government-managed healthcare systems that control reimbursement for new products and procedures. In most markets, there are private insurance systems, as well as governmental managed systems, that control reimbursement for new products and procedures. Market acceptance of our products may depend on the availability and level of reimbursement in international markets we target.

        There can be no assurance that third-party reimbursement and coverage for our products will be available or adequate, that current reimbursement amounts will not be decreased in the future, or that future legislation, regulation or reimbursement policies of third-party payors will not otherwise affect the demand for our products or our ability to sell our products on a profitable basis, particularly if our products are more expensive than competing surgical or other procedures. If third-party payor coverage or reimbursement is unavailable or inadequate those who purchase our products would lose their ability to pay for our products, and our ability to make future sales and collect on outstanding accounts would be significantly impaired, which would limit our ability to operate profitably.

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

        There can be no assurance that we will not become subject to future patent infringement claims or litigation in a court of law, interference proceedings, or opposition to a patent grants in a foreign jurisdiction. The defense and prosecution of such intellectual property suits, U.S. Patent and Trademark Office (USPTO) interference proceedings, reexamination proceedings or opposition proceedings and related legal and administrative proceedings are costly, time-consuming, divert the attention of management and technical personnel and could result in substantial uncertainty regarding our future viability. Future litigation or regulatory proceedings, which could result in substantial cost and uncertainty, may also be necessary to enforce our patent or other intellectual property rights or to determine the scope and validity of other parties' proprietary rights. Any public announcements related to such litigation or administrative proceedings initiated by us, or initiated or threatened against us by our competitors, could adversely affect the price of our stock.

        We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We typically require our employees, consultants and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationships. There can be no assurance, however, that these agreements will not be breached or that we will have adequate remedies for any breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and technologies or otherwise gain access to our proprietary technology, or that failure to protect our intellectual property would limit our ability to produce and/or market our products in the future which would adversely affect our revenues generated by the sale of such products we can meaningfully protect our rights in unpatented proprietary technology.

WE ARE INVOLVED IN INTELLECTUAL PROPERTY LITIGATION WITH INTUITIVE SURGICAL AND BROOKHILL-WILK THAT MAY HURT OUR COMPETITIVE POSITION, MAY BE COSTLY TO US AND MAY PREVENT US FROM SELLING OUR PRODUCTS.

        On May 10, 2000, we filed a lawsuit in United States District Court alleging that Intuitive Surgical's da Vinci surgical robot system infringes on our United States Patent Nos. 5,524,180, 5,878,193, 5,762,458, 6,001,108,
5,815,640, 5,907,664, 5,855,583 and 6,063,095. These patents concern methods and devices for conducting various aspects of robotic surgery. On June 30, 2000, Intuitive served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On or about December 7 and 8, 2000, the USPTO granted three of Intuitive's petitions for a declaration of an interference relating to our 5,878,193, 5,907,664 and 5,855,583 patents. An interference is a proceeding within the USPTO to resolve questions regarding who was the first to invent the subject matter of a patent and/or a patent application. On February 13, 2001, the United States District Court issued an order staying the infringement action for up to one year pending decision on preliminary motions the parties have filed in the interference proceedings. On February 21, 2001, Brookhill-Wilk filed suit against us alleging that our products infringe upon Brookhill-Wilk's United States Patent Nos. 5,217,005 and 5,368,015. Brookhill-Wilk's complaint seeks damages, attorneys' fees and increased damages alleging willful patent infringement. We do not believe that our products currently infringe either patent and if any claim of either patent is interpreted to cover any of our current products, the claim would be invalid. On March 21, 2001, we served our Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On March 30, 2001, Intuitive and IBM Corporation filed suit alleging that our AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984 which was recently issued on March 13, 2001. The complaint seeks damages, a preliminary injunction, a permanent injunction, and costs and attorneys fees. A preliminary review of the claims of this patent reveals that each claim is limited to a surgical system employing voice recognition for control of a surgical instrument. As this patent was only recently issued and as we have not had prior notice of the patent or the claims of this patent, we are currently evaluating the allegations of patent infringement and the validity of the patent.

        If we lose the counterclaim on the patent suit brought by Intuitive or the patent infringement claims by Brookhill-Wilk or Intuitive and IBM, we may be prevented from selling our products as currently configured without first obtaining a license to the disputed technology from the successful party or modifying the product. This license could be expensive, or could require that we license to the other party some of our own proprietary technology, each of which result could seriously harm our business. We believe that all of our major product lines could be affected by this litigation. If any of these adverse parties are successful in their claims or counterclaims, as the case may be, against us and are unwilling to grant us a license, we will be required to stop selling our products that are found to infringe the successful party's patents unless we can redesign them so they do not infringe these patents, which we may be unable to do. Whether or not we are successful in these lawsuits, the litigation could consume substantial amounts of our financial and managerial resources. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure.

BECAUSE OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT DEVELOPMENT, OUR FUTURE SUCCESS WILL DEPEND UPON OUR ABILITY TO EXPAND THE APPLICATIONS OF OUR PRODUCTS.

        Our success will depend to a significant extent upon our ability to enhance and expand the utility of our products so that they gain market acceptance. We cannot assure you that we will be successful in identifying, developing, manufacturing and marketing new products or enhancing our existing products on a timely or cost-effective basis. Moreover, we may encounter technical problems in connection with our product development efforts that could delay the introduction of new products or product enhancements. Failure to develop or introduce new products or product enhancements on a timely basis that achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations. In the past, some of our competitors have been able to develop desirable product features (such as articulation and visualization of their products) earlier than we have. Our inability to rapidly develop these features may have led to lower sales of some of our products. In addition, technological advances with other therapies could make such therapies less expensive or more effective than using our products and could render our technology obsolete or unmarketable. There can be no assurance that physicians will use our products to replace or supplement established treatments or that our products will be competitive with current or future technologies.

WE MAY NOT BE ABLE TO EXPAND OUR MARKETING DISTRIBUTION ACTIVITIES IN ORDER TO MARKET OUR PRODUCTS COMPETITIVELY.

        We anticipate significantly increasing the number of sales personnel to more fully cover our target markets, particularly as we expand our product offerings. It is possible we will be unable to compete effectively in attracting, motivating and retaining qualified sales personnel. We currently intend to market and sell our products outside the United States and Europe principally through distributors. In order to accomplish this, we will be required to expand our distributor network. We may not be able to identify suitable distributors or negotiate acceptable distribution agreements. Any such distribution agreements may not result in significant sales. If we are unable to identify suitable distributors or negotiate acceptable distribution agreements, we may not be successful in expanding the market for our products outside of the United States and Europe.

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

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR ABILITY TO COMPETE WILL BE HARMED.

        Our future business and operating results depend in significant part on our key management, scientific, technical and sales personnel, many of whom would be difficult to replace, and future success will depend partially upon our ability to retain these persons and recruit additional qualified management, technical, marketing, sales, regulatory, clinical and manufacturing personnel. Competition for such personnel is intense, and we may have difficulty in attracting or retaining such personnel. In addition, we do not have employment agreements with any of our key personnel and also do not provide life insurance to any of our employees which may make it more difficult to retain our key personnel.

OUR FUTURE OPERATING RESULTS MAY BE BELOW SECURITIES ANALYSTS' OR INVESTORS' EXPECTATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE AND DIMINISH THE VALUE OF YOUR INVESTMENT.

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

WE MAY INCUR SUBSTANTIAL COSTS DEFENDING SECURITIES CLASS ACTION LITIGATION DUE TO OUR STOCK PRICE VOLATILITY.

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

        Securities class action litigation has often been brought against companies when the market price of their securities declines. We could be especially prone to such risk because technology companies have experienced greater than average stock price volatility in recent years. If we are subject to securities litigation, we would incur substantial costs and divert management's attention defending any such claims.

OUR RELIANCE ON SOLE OR SINGLE SOURCE SUPPLIERS COULD HARM OUR ABILITY TO MEET DEMAND FOR OUR PRODUCTS IN A TIMELY MANNER OR WITHIN OUR PROJECTED BUDGET.

        We rely on independent contract manufacturers, some of which are single source suppliers, for the manufacture of the principal components of our products. Shortages of raw materials, production capacity constraints or delays on the part of our contract manufacturers could negatively affect our ability to ship products and derive revenue. In some instances, we rely on companies that are sole suppliers of key components of our products. If one of these suppliers goes out of business, we could face significant production delays until an alternate supplier is found, or until the product could be redesigned and revalidated to accommodate a new supplier's replacement component. In addition, we generally submit purchase orders based upon our suppliers' current price lists. Since we generally do not have written contracts for future purchase orders with our suppliers, these suppliers may increase the cost of the parts we purchase in the future. We do not have experience manufacturing our products in LARGE commercial quantities. Our manufacturing experience to date has been focused primarily on assembling components produced by third party manufacturers. In scaling up manufacturing of new products, we may encounter difficulties involving quality control and assurance, component availability, adequacy of control policies and procedures, lack of qualified personnel and compliance with the FDA's Quality System Regulations requirements. We may elect to internally manufacture components currently provided by third parties or to implement new production processes. We cannot assure you that manufacturing yields or costs will not be adversely affected by a transition to in-house production or to new production processes if such efforts are undertaken. If necessary, this expansion will require the commitment of capital resources for facilities, tooling and equipment and for leasehold improvements. Further, our delay or inability to expand our manufacturing capacity or in obtaining the commitment of such resources could result in our inability to meet demand for our products, which could harm our ability to generate revenues, lead to customer dissatisfaction and damage our reputation.

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

THE USE OF OUR PRODUCTS COULD RESULT IN PRODUCT LIABILITY CLAIMS THAT COULD BE EXPENSIVE AND HARM OUR BUSINESS.

        We face an inherent business risk of financial exposure to product liability claims in the event that the use of our products results in personal injury or death. We also face the possibility that defects in the design or manufacture of our products might necessitate a product recall. It is possible that we will experience losses due to product liability claims or recalls in the future. We currently maintain product liability insurance with coverage limits of $5,000,000, but future claims may exceed these coverage limits. We may also require increased product liability coverage as additional potential products are successfully commercialized. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. While we have had no material product liability claims to date, our defense of any future product liability claim, regardless of its merit or eventual outcome, would divert the management's attention and result in significant legal costs. In addition, a product liability claim or any product recalls could also harm our reputation or result in a decline in revenues.

OUR CONTINUED GROWTH WILL SIGNIFICANTLY STRAIN OUR RESOURCES AND, IF WE FAIL TO MANAGE THIS GROWTH, OUR ABILITY TO MARKET, SELL AND DEVELOP OUR PRODUCTS MAY BE HARMED.

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

FUTURE SALES OF OUR COMMON STOCK COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

        Future sales of our Common Stock could depress the market price of our Common Stock. We currently have commitments to issue and register an undetermined number of additional shares of our Common Stock. We may also issue options, warrants or other derivative securities that are convertible into our Common Stock. The public sale of our Common Stock by the selling stockholders, other selling stockholders that control large blocks of our Common Stock, and the conversion of our derivative securities and public sale of the Common Stock underlying these derivative securities could dilute our Common Stock and depress the market value of our Common Stock.

        Similarly, on March 30, 2001, we entered into an equity line financing agreement with Societe Generale for up to $12,000,000. The agreement gives us the right to require Societe Generale to purchase shares of our Common Stock, subject to certain conditions. The initial purchase price will be equal to 91% of the daily volume weighted average of the price of our Common Stock for each day during the specified purchase period. We have agreed to register the resale of the Common Stock sold to Societe Generale. The future issuance of these additional shares below the then current market value of our Common Stock will result in dilution to our stockholders and may depress our stock price.

HOLDERS OF OUR SERIES B CONVERTIBLE PREFERRED STOCK AND THE PARTY TO OUR EQUITY LINE FINANCING AGREEMENT COULD ENGAGE IN SHORT SELLING TO INCREASE THE NUMBER OF SHARES OF OUR SECURITIES ISSUABLE UPON CONVERSION OF THEIR SHARES OF SERIES B CONVERTIBLE PREFERRED STOCK OR ISSUABLE PURSUANT TO THE TERMS OF THE EQUITY LINE FINANCING AGREEMENT.

        The holders of our Series B Convertible Preferred Stock can convert their shares into shares of our Common Stock at any time. The Series B Convertible Preferred Stock is initially convertible into that number of Common Shares determined by dividing the aggregate purchase price of the Preferred Stock by $5.77 (which is 110% of the five day average of the closing price for the Company's Common Stock as quoted on the NASDAQ National Market immediately prior to the closing date of the private placement of the Series B Convertible Preferred Stock). However, this initial conversion price is subject to adjustment on August 16, 2001 and November 16, 2001, whereupon the conversion price shall be subject to reset to the average of the 10 lowest closing prices for the Company's Common Stock as quoted on the NASDAQ National Market during the 20 consecutive dates immediately prior to each adjustment date if such average is lower than the initial conversion price. Consequently, the number of shares of our Common Stock issuable upon conversion of the Series B Convertible Preferred Stock will vary with the market price of our stock. A greater number of shares of our Common Stock are issuable the lower the market price of our Common Stock. Increased sales volume of our Common Stock could put downward pressure on the market price of these shares. This fact could encourage holders of the Series B Convertible Preferred Stock to sell short our Common Stock prior to the reset dates, thereby potentially causing the conversion price to be resent lower resulting in a greater number of shares to be issued upon conversion. The holders of the Series B Convertible Preferred Stock could then use their converted shares to cover their short positions. The holder of the Series B Convertible Preferred Stock could thereby profit by the decline in the market price of the Common Stock cause by their short selling.

        The shares of our Common Stock issuable under the Equity Line Financing Agreement are issuable based upon a formula that takes into account the market price of our Common Stock and we will be obligated to issue a greater number of shares of our Common Stock the lower the market price of our Common Stock during any specified purchase period. This fact could give Societe Generale the incentive to sell short our Common Stock after receipt of a notice by us to sell the shares, and thereby potentially causing the market price to decline.

        Additionally, it is important to note that a significant amount of our Series B Convertible Preferred Stock and the warrants issued in connection with the private placement of the Series B Convertible Preferred Stock are held by just a few investors. This fact gives these investors greater influence over the market price of our stock, especially if the conversion price for the Series B Convertible Preferred Stock is reset below the initial conversion price.

CONVERSION OF OUR SERIES B CONVERTIBLE PREFERRED STOCK AND EXERCISE OF CERTAIN WARRANTS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND DILUTE EXISTING STOCKHOLDERS.

        The issuance of our Common Stock upon conversion of our Series B Convertible Preferred Stock, upon exercise of certain warrants or as payment of dividends on our Series B Convertible Preferred Stock, could adversely affect the market price of our Common Stock. Shares of our Series B Convertible Preferred Stock are initially convertible into that number of shares of our Common Stock determined by dividing the aggregate purchase price of the Series B Convertible Preferred Stock by $5.77. This initial conversion price is subject to adjustment on August 16, 2001 and November 16, 2001, whereupon the conversion price shall be subject to reset to the average of the 10 lowest closing prices for the Company's Common Stock as quoted on the NASDAQ National Market during the 20 consecutive dates immediately prior to each adjustment date if such average is lower than the initial conversion price of $5.77; provided, however, that the conversion price shall not be reset below $2.72. If all of the shares of Series B Convertible Preferred stock were converted based upon the price floor of $2.72, we would be obligated to issue 3,685,294 shares of our Common Stock representing approximately 26% of our total outstanding securities. Stockholders could experience substantial dilution upon conversion of our Series B Convertible Preferred Stock and exercise of related warrants, as a result of either a decline in the market price of our Common Stock prior to conversion as a consequence of the reset component of the conversion price associated with our Series B Convertible Preferred Stock, or an event triggering the antidilution rights of any outstanding shares of our Series B Convertible Preferred Stock which would require an adjustment to the conversion price, thereby increasing the number of shares of our Common Stock issuable upon conversion of our Series B Convertible Preferred Stock.

OUR ABILITY TO SUCCESSFULLY CONDUCT BUSINESS OPERATIONS AND OPERATE PROFITABLY COULD BE LIMITED IF WE ARE OBLIGATED TO REDEEM A SUBSTANTIAL PORTION OF OUR SERIES B CONVERTIBLE PREFERRED STOCK.

        The potential volatility of our Common Stock, among other things, creates a risk that we may have to redeem a substantial portion of our Series B Convertible Preferred Stock in certain circumstances. The holders of our Series B Convertible Preferred Stock are entitled to require that we redeem all outstanding shares of our Series B Convertible Preferred Stock upon the occurrence of the following:

        o the shares of Series B Convertible Preferred Stock have not been converted prior to February 16, 2004;

        o we default or fail to convert any shares of Series B Convertible Preferred Stock and default or failure was not due to some legal inability or restriction on the Series B Convertible Preferred Stock;

        o we fail to pay any dividend payable on the Series B Convertible Preferred Stock when due;

        o       our Common Stock ceases to be listed on the Nasdaq National
                Market; or

        o we repurchase or redeem share of Common Stock or any share of preferred stock with rights and preferences junior to or the same as the Series B Convertible Preferred Stock.

        If we are forced to redeem the shares of Series B Convertible Preferred Stock upon the occurrence of any of the above events, we may issue shares of our Common Stock or make a cash payment to the investors in an amount equal to the face value of the Series B Convertible Preferred Stock then held by the investors, which was $10,024,000 on the date of grant, plus any accrued dividends.

        An obligation to redeem any of our Series B Convertible Preferred Stock may require a large expenditure of capital and, as a result, may limit our ability to meet various other commitments of capital or successfully conduct research, development, clinical trials, marketing and sales activities, and other business activities that are essential to our ability to operate profitably.

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

On February 13, 2001, the District Court issued an order staying the infringement action for up to one year pending a decision on preliminary motions the parties have filed with the United States Patent Office regarding the interference proceedings discussed below.

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

        GORDON L. ROGERS joined the Company as Vice President / Chief Financial Officer in March 2000. From 1999 to 2000, Mr. Rogers served as Vice President of Finance at ViroLogic, Inc. a medical biotechnology company with annual revenues in 1999 and 2000 of $1.0 million and $7.5 million, respectively. For five years prior to joining ViroLogic, Mr. Rogers was employed at Nellcor Puritan Bennett, Inc., one of the world's largest medical device manufacturers, most recently as Controller for Worldwide Field Operations.

        WILLIAM J. MELOCHE joined the Company as Executive Vice President of Sales and Marketing in July of 2000. Mr. Meloche was formerly president and CEO of Meloche Communications International, a communications agency he started in 1975 focused on strategic marketing to global markets. Meloche Communications grew from inception up to the sale of the company to a group of investors in 1994 to annual revenues in excess of $50,000,000. Previous clients include American Express, Air Canada, Timex and Toyota Corporation. From 1994 until the time of his employment with the Company, Mr. Meloche acted as an independent consultant and advisor to companies in the areas of building business to business relationships and changes in the management processes. He is a respected communications innovator and the architect of the Customer Care Process, as practiced by several leading service corporations.

        RICHARD J. DERISIO joined the Company as Vice President Clinical, Regulatory and Quality Affairs in December 1999. Mr. DeRisio has held similar positions at several medical device companies including Biosense Webster, Inc., a Johnson & Johnson Company, Sorin Biomedical Inc, Ventritex, Inc., Pfizer's Hospital Products Group, the Ortho Diagnostics Division of Johnson & Johnson and Johnson & Johnson Corporate Sterilization Sciences Group. From 1994 until he joined the Company, Mr. DeRisio was employed by Biosense Webster, Inc., a Johnson & Johnson Company. Mr. DeRisio has also held positions with the FDA involving engineering support to field offices, management of FDA's foreign inspection program, and review of GMP compliance, regulatory actions and product submissions for medical devices.

        DAVID A. STUART joined the Company as Vice President of Operations in June 1996. From 1992 to 1996, Mr. Stuart served as Director of Materials at Quantum Corporation, a disk drive manufacturer. Previously, he was Director of Materials and Manager of Manufacturing Finance for LTX Corporation, a manufacturer of semi-conductor test equipment. Mr. Stuart currently serves as a board member of the American Management Association Executive Council for Strategic Supply Chain Management.

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

                                                  YEARS ENDING DECEMBER 31,
                                             (IN THOUSANDS EXCEPT PER SHARE DATA)
                             -------------------------------------------------------------------
                               2000           1999           1998          1997           1996
                             --------       --------       --------      --------       --------
Revenue                      $ 21,732       $ 18,058       $ 10,586      $  6,611       $  4,057

Net loss                     $(16,349)      $(13,375)      $(11,545      $ (9,219)      $ (4,559)

Net loss per share           $  (1.90)      $  (1.57)      $  (1.45      $  (2.12)      $  (2.86)

Weighted average common
shares outstanding              9,309          8,503          7,959         4,343          1,701

Total assets                 $ 23,089       $ 23,361       $ 30,444      $ 37,313       $  3,114

Long-term liabilities        $  1,475       $  1,073       $    131      $     --       $  2,943

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


July 12, 2001                               /s/     Robert W. Duggan
--------------                              ------------------------------------
Date                                        Robert W. Duggan
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


July 12, 2001                               /s/     Gordon L. Rogers
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


/s/      Daniel R. Doiron                      Director                July 12, 2001
-----------------------------------
Daniel R. Doiron


/s/      Robert W. Duggan                      Director                July 12, 2001
-----------------------------------
Robert W. Duggan


/s/      M. Jacqueline Eastwood                Director                July 12, 2001
-----------------------------------
M. Jacqueline Eastwood


/s/      Jeffery O. Henley                     Director                July 12, 2001
-----------------------------------
Jeffrey O. Henley


/s/      Yulun Wang                            Director                July 12, 2001
-----------------------------------
Yulun Wang

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