Form 10-K405/A
period 2000-12-31
COMPUTER MOTION INC
filed 2001-08-09
CIK 906829

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                AMENDMENT NO. 3
                           FORM 10-K/A ANNUAL REPORT

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

                                ----------------

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, or will not be contained, to the best of the Registrant's knowledge, in definitive proxy information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $28.5 million at August 1, 2001 when the closing sale price of such stock, as reported on the NASDAQ National Market was $3.95 per share.

        The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of August 1, 2001 was 10,215,954 shares.

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

        The ZEUS system is designed as an open system. This allows products from other corporations to integrate into the system. The Company has entered into alliances with these outside companies to develop complementary products to the ZEUS system, and to often offer their products as components of the ZEUS system. Included in these are visualization systems from Karl Storz, GMBH and Vista Medical Technologies, Inc.; instrumentation from Scanlan International, Inc., and sutures from W.L. Gore & Associates. The Company has also entered into a co-marketing agreement with Medtronic, Inc. covering sales of the ZEUS system in international markets.

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

        In early 2001, the Company made a 510(k) submission to the FDA for approval of the SOCRATES system.

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

        The field of minimally invasive surgery is growing rapidly. Several companies have developed new minimally invasive technologies and techniques which are alternatives to the techniques and products the Company offers. Many of these companies are well established in the medical industry including Boston Scientific Corporation, C.R. Bard, Inc., Guidant Corporation, Heartport, Inc. and Ethicon Endo-Surgery, Inc., divisions of Johnson & Johnson, Inc., Medtronic Inc., and United States Surgical Corporation, a division of Tyco International Ltd. These companies offer non-robotic surgical tools and techniques involving hand held instruments and manually controlled visualization or catheter based therapies such as stenting (mechanical devices which hold an blocked or occluded blood vessel open) and Percuaneous Transluminal Coronary Angioplasty (often referred to as PTCA, which is the introduction of a small balloon into a vessel to force open the blocked or occluded vessel).

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

MARKETING

        The Company's products are sold throughout the world. Payment terms worldwide are consistent with local practice. Orders are shipped as they are received and, therefore, no material backlog has existed to date. For the year ended December 31, 2000 the Company had one distributor, Kino Corporation of Japan, that accounted for approximately 21% of the revenue for the year and 18% of accounts receivable and a second customer, Endoscopic Technologies, Inc., that accounting for approximately 10% of the revenue for the year and 15% of accounts receivable. At December 31, 1999 and 1998 no single customer accounted for more than 10% of revenue or accounts receivable respectively. Should the Company cease to use these organizations to distribute products in Japan and elsewhere in the world, it would have to identify new distributors to service these markets. While there may therefore be a delay in revenues in the short term, in the long term, securing a new distributor would be very possible. In the United States, the Company sells directly to hospitals through an employee based sales organization. In Western Europe, the Company also has an employee based sales organization, which is principally focused on sales in France and Germany. The Company co-markets the ZEUS product line with Medtronic, Inc. in Europe, the Middle East and Africa. Throughout the rest of the world, the Company uses independent distributor organizations including Kino Corporation and the Ethicon Endo-Surgery Division of Johnson & Johnson, Inc. Under the Company's OEM agreement with Stryker Corporation, Stryker may distribute the Company's HERMES product for control of various Stryker endoscopic devices on a worldwide basis.

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

GOVERNMENT REGULATION

        The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in most instances, by state and foreign governmental authorities. Under the Federal Food, Drug and Cosmetic Act, and regulations thereunder, manufacturers of medical devices must comply with certain policies and procedures that regulate the composition, labeling, testing, manufacturing, packaging and distribution of medical devices. Medical devices are subject to different levels of government approval requirements, the most comprehensive of which require the completion of an FDA approved clinical evaluation program and submission and approval of a pre-market approval ("PMA") application before a device may be commercially marketed. In July 2000, the FDA notified the Company that in the future, robotic surgical systems would be reviewed and cleared for market under the less stringent 510(k) premarket notification pathway that is currently applied to the AESOP and HERMES products. The 510(k) submissions require a minimum 90 day review cycle compared to the six-month minimum for PMA devices. The Company's SOCRATES system is expected to follow the 510(k) approved process, however, it is likely that many FDA submissions for ZEUS 510(k) clearance will continue to require clinical studies.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE SO WE MAY NEVER ACHIEVE PROFITABILITY.

        From our formation, we have incurred significant losses. For the three years ended December 31, 2000, the Company has incurred net losses of $16,349,000, $13,375,000 and $11,545,000, respectively. In addition, the Company has incurred net losses from operations since inception and has an accumulated deficit of $64,284,000 as of December 31, 2000. We expect to incur additional losses as we continue spending for research and development efforts, clinical trials, manufacturing capacity and sales force improvement. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will ever achieve significant commercial revenues, particularly from sales of our ZEUS product line, which is still under development and awaiting FDA clearance, or that we will become profitable. In the first quarter of 2001, we initiated a number of cost reductions including layoffs, changes in our salary structure, and reductions in travel, which we believe will eliminate approximately $4,000,000 in expenses in 2001, thus lowering our breakeven point. If we are able to increase our revenues in the fourth quarter of 2001 over the same quarter in 2000 at a similar or lower rate than in the previous years, the Company should be able to be profitable in that quarter. It is possible that we may encounter substantial delays or incur unexpected expenses related to clinical trials, market introduction and acceptance of the ZEUS platform, or any future products. If the time required to generate significant revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. We have experienced significant fluctuations in sales, especially quarter to quarter, and have found that revenues are often difficult to predict.

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

        To be able to market and sell our products in other countries, we must obtain regulatory approvals and comply with the regulations of those countries. For instance, the European Union requires that manufacturers of medical products obtain the right to affix the CE mark to their products before selling them in member countries of the European Union. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to products, a manufacturer must obtain certification that its processes meet certain European quality standards. We have obtained the CE mark for all of our products, which means that these products may currently be sold in all of the member countries of the European Union.

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

        There can be no assurance that we will not become subject to future patent infringement claims or litigation in a court of law, interference proceedings, or opposition to a patent grants in a foreign jurisdiction. The defense and prosecution of such intellectual property claims are costly, time-consuming, divert the attention of management and technical personnel and could result in substantial uncertainty regarding our future viability. Future litigation or regulatory proceedings, which could result in substantial cost and uncertainty, may also be necessary to enforce our patent or other intellectual property rights or to determine the scope and validity of other parties' proprietary rights. Any public announcements related to such litigation or administrative proceedings initiated by us, or initiated or threatened against us by our competitors, could adversely affect the price of our stock.

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

        If we lose the counterclaim on the patent suit brought by Intuitive or the patent infringement claims by Brookhill-Wilk or Intuitive and IBM, we may be prevented from selling our products as currently configured without first obtaining a license to the disputed technology from the successful party or modifying the product. This license could be expensive, or could require that we license to the other party some of our own proprietary technology, each of which result could seriously harm our business. We believe that all of our major product lines could be affected by this litigation. The patents subject to this litigation are an integral part of the technology incorporated in our AESOP, ZEUS and HERMES product lines which together accounted for approximately 85% of our revenues in 2000. If any of these adverse parties are successful in their claims or counterclaims, as the case may be, against us and are unwilling to grant us a license, we will be required to stop selling our products that are found to infringe the successful party's patents unless we can redesign them so they do not infringe these patents, which we may be unable to do. Whether or not we are successful in these lawsuits, the litigation could consume substantial amounts of our financial and managerial resources. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure.

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

         California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. Our corporate headquarters and our manufacturing facilities are located in California. Since we currently do not have backup generators or alternate sources of power in the event of a blackout, we would be temporarily unable to continue operations at our California facilities if blackouts interrupt our power supply. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

FUTURE SALES OF OUR COMMON STOCK COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

         Future sales of our Common Stock could depress the market price of our Common Stock. We recently filed a registration statement on form S-2 (Registration No. 333-65952) and a registration statement on From S-3 (Registration No. 333-58962) covering up to an aggregate of 9,772,529 shares of our Common Stock. We may also issue options, warrants or other derivative securities that are convertible into our Common Stock. The public sale of our Common Stock by the selling stockholders, other selling stockholders that control large blocks of our Common Stock, and the conversion of our derivative securities and public sale of the Common Stock underlying these derivative securities could dilute our Common Stock and depress the market value of our Common Stock.

         The equity line financing agreement gives us the right to require that Societe Generale to purchase shares of our Common Stock, subject to certain conditions. The initial purchase price will be equal to 91% of the daily volume weighted average of the price of our Common Stock for each day during the specified purchase period. If we were to draw down the entire $12 million equity line at the minimum purchase price of $2.72, we would be required to issue 4,411,765 shares of our Common Stock to Societe Generale. The future issuance of these additional shares below the then current market value of our Common Stock will result in dilution to our stockholders and may depress our stock price.

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

         Similarly, the shares of our Common Stock issuable under the Equity Line Financing Agreement that we entered into with Societe Generale on March 30, 2001 are issuable based upon a formula that takes into account the market price of our Common Stock. Thus, a greater number of shares of our Common Stock would be issuable the lower the market price of our Common Stock during the specified purchase period. This fact could give Societe Generale the incentive to sell short our Common Stock after receipt of a notice by us to sell the shares, and thereby potentially causing the market price to decline.

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

FAILURE TO SATISFY NASDAQ NATIONAL MARKET LISTING REQUIREMENTS MAY RESULT IN OUR STOCK BEING DELISTED FROM THE NASDAQ NATIONAL MARKET AND BEING SUBJECT TO RESTRICTIONS ON "PENNY STOCK".

         Our common stock is currently listed on the Nasdaq National Market under the symbol "RBOT." For continued inclusion on the Nasdaq National Market, we must maintain among other requirements net tangible assets of at least $4.0 million, a minimum bid price of $1.00 per share, and a market value of our public float of at least $5.0 million. In the event that we fail to satisfy the listing standards on a continuous basis, our common stock may be removed from listing on the Nasdaq National Market. If our common stock is delisted from the Nasdaq National Market, and we are not able to list the shares on the Nasdaq Small Cap Market or another exchange, trading of our common stock, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or, if available, the NASD's "Electronic Bulletin Board." As a result, stockholders could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, our common stock, and the trading price per share could be reduced.

         In addition, if our shares are not listed on any exchange or on the Nasdaq National Market, they are subject to the regulations regarding trading in "penny stocks," which are those securities trading for less than $5.00 per share. The following is a list of the restrictions on the sale of penny stocks:

         o Prior to the sale of penny stock by a broker-dealer to a new purchaser, the broker-dealer must determine whether the purchaser is suitable to invest in penny stocks. To make that determination, a broker-dealer must obtain, from a prospective investor, information regarding the purchaser's financial condition and investment experience and objectives. Subsequently, the broker-dealer must deliver to the purchaser a written statement setting forth the basis of the suitability finding. . A broker-dealer must obtain from the purchaser a written agreement to purchase the securities. This agreement must be obtained for every purchase until the purchaser becomes an "established customer."

         o The Exchange Act requires that prior to effecting any transaction in any penny stock, a broker-dealer must provide the purchaser with a "risk disclosure document" that contains, among other things, a description of the penny stock market and how it functions and the risks associated with such investment. These disclosure rules are applicable to both purchases and sales by investors.

         o A dealer that sells penny stock must send to the purchaser, within ten days after the end of each calendar month, a written account statement including prescribed information relating to the security.

         As a result of a failure to maintain the trading of our stock on the Nasdaq National Market and the rules regarding penny stock transactions, your ability to sell to a third party may be limited. We make no guarantee that our current market-makers will continue to make a market in our securities, or that any market for our securities will continue.

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


                                            COMPUTER MOTION, INC.


August 8, 2001                              /s/     Robert W. Duggan
---------------                             ------------------------------------
Date                                        Robert W. Duggan
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


August 8, 2001                              /s/     Gordon L. Rogers
---------------                             ------------------------------------
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


/s/   Daniel R. Doiron                  Director          August 8, 2001
-----------------------------------
      Daniel R. Doiron


/s/   Robert W. Duggan                  Director          August 8, 2001
-----------------------------------
      Robert W. Duggan


/s/   M. Jacqueline Eastwood            Director          August 8, 2001
-----------------------------------
      M. Jacqueline Eastwood


/s/   Jeffery O. Henley                 Director          August 8, 2001
-----------------------------------
      Jeffrey O. Henley


/s/   Yulun Wang                        Director          August 8, 2001
-----------------------------------
      Yulun Wang

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