Form 10-Q
period 2001-06-30
COMPUTER MOTION INC
filed 2001-08-14
CIK 906829

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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

Indicate by check /X/ whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.


                                  Yes  [X]   No
                                      -----     ----


As of August 10, 2001 there were 10,215,954 shares of the Registrant's Common Stock outstanding.

                              COMPUTER MOTION, INC.
                               INDEX TO FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001



INDEX                                                                                PAGE
-----                                                                                ----

PART I. - FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Statements of Operations                                      3

                Condensed Balance Sheets                                                4

                Condensed Statements of Cash Flows                                      5

                Notes to Condensed Financial Statements                                 6

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                           9

        Item 3. Quantitative and Qualitative Disclosures About
                Market Risk                                                            16

PART II. - OTHER INFORMATION

        Item 1. Litigation                                                             16

        Item 2. Changes in Securities and Use of Proceeds                              17

        Item 4. Submissions of Matters to Vote of the Security Holders                 18

        Item 6. Exhibits and Reports on Form 8-K                                       18

SIGNATURE                                                                              19

 PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS



                              COMPUTER MOTION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Amounts in thousands, except per share amounts)



                                                Three Months Ended          Six Months Ended
                                                      June 30,                   June 30,
                                               ---------------------      ----------------------
                                                 2001          2000         2001          2000
                                               --------      -------      --------      --------
Revenue                                        $  4,003      $ 5,962      $  9,719      $  7,330

Cost of revenue                                   1,882        2,382         4,322         3,071
                                               --------      -------      --------      --------
Gross profit                                      2,121        3,580         5,397         4,259
                                               --------      -------      --------      --------
Gross profit %                                       53%          60%           56%           58%

Research and development expense                  2,506        3,353         5,640         5,569
Selling, general and administrative expense       4,993        3,716         9,338         7,269
                                               --------      -------      --------      --------
Total operating expense                           7,499        7,069        14,978        12,838
                                               --------      -------      --------      --------
Loss from operations                             (5,378)      (3,489)       (9,581)       (8,579)

Interest income                                      36           10            76            89
Interest expense                                     (3)         (72)          (50)          (74)
Foreign currency transaction gain (loss)             60          (25)           86           (25)
Other income/(expense)                               (9)         (26)          (19)          (27)
                                               --------      -------      --------      --------
                                                     84         (113)           93           (37)

Loss before income taxes                         (5,294)      (3,602)       (9,488)       (8,616)

Income tax provision                                  6            7            12            12
                                               --------      -------      --------      --------
Net loss                                         (5,300)      (3,609)       (9,500)       (8,628)

Dividend to preferred shareholders                   61           --         2,694            --
                                               --------      -------      --------      --------
Net loss available to common shareholders      $ (5,361)     $(3,609)     $(12,194)     $ (8,628)
                                               ========      =======      ========      ========

Weighted average common shares outstanding
used to compute net loss per share - basic
and diluted                                      10,179        8,831        10,177         8,806

Net loss available to common shareholders
per share - basic and diluted                  $  (0.53)     $ (0.41)     $  (1.20)     $  (0.98)
                                               ========      =======      ========      ========


See notes to condensed financial statements.

                              COMPUTER MOTION, INC.
                            CONDENSED BALANCE SHEETS
                    (Amounts in thousands, except par value)



                                                                       June 30, 2001  December 31, 2000
                                                                          Unaudited         (1)
                                                                       -------------  -----------------
ASSETS

Current assets:
        Cash and cash equivalents                                         $  2,539       $  1,551
        Restricted cash                                                         80             --
        Accounts receivable                                                  5,664         12,117
        Inventories                                                          7,223          4,681
        Prepaid Expenses                                                       462            440
                                                                          --------       --------
Total current assets                                                        15,968         18,789

Property and equipment, net                                                  4,086          4,232
Other assets                                                                    65             68
                                                                          --------       --------

Total assets                                                              $ 20,119       $ 23,089
                                                                          ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
        Note payable to shareholder                                       $     --       $  3,000
        Accounts payable                                                     4,461          4,431
        Accrued expenses                                                     2,661          3,486
        Deferred revenue                                                     2,457          2,185
                                                                          --------       --------
Total current liabilities                                                    9,579         13,102

Deferred revenue, net of current portion                                     1,610          1,400
Other liabilities                                                               56             75
                                                                          --------       --------
Total liabilities                                                           11,245         14,577
                                                                          --------       --------

Mandatory redeemable Series B convertible preferred stock (Note 4)          10,116             --
                                                                          --------       --------

Shareholders' equity (deficit):

        Preferred stock, authorized 5,000,000 shares (Note 4)                   --             --
        Common stock, $.001 par value, authorized 50,000,000 shares outstanding - at June 30, 2001; 10,186 - at  December 31,
           2000; 10,151 shares                                                  10             10
        Additional paid-in capital                                          76,325         73,445
        Deferred compensation                                                 (935)          (605)
        Accumulated deficit                                                (76,479)       (64,284)
        Other comprehensive loss                                              (163)           (54)
                                                                          --------       --------
Total shareholders' equity (deficit)                                        (1,242)         8,512
                                                                          --------       --------

Total liabilities & equity (deficit)                                      $ 20,119       $ 23,089
                                                                          ========       ========

-----------------------


(1)  Derived from audited financial statements as of December 31, 2000

     See notes to condensed financial statements.

                              COMPUTER MOTION, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in thousands)



                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                     ---------------------
                                                                                       2001          2000
                                                                                     -------       -------
Cash flows from operating activities:
    Net loss                                                                         $(9,500)      $(8,628)
    Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                   826           642
         Provision for doubtful accounts and sales allowances                            100           550
         Amortization of deferred compensation                                           259            68
         Other                                                                           (17)           --

         Decrease/(increase) in:
             Accounts receivable                                                       6,353        (3,007)
             Inventories                                                              (2,541)           (4)
             Prepaid expenses                                                            (22)         (185)

         Increase/(decrease) in:
             Accounts payable                                                             30            90
             Accrued expenses                                                           (825)           88
             Deferred revenue                                                            482           900
                                                                                     -------       -------
             Net cash used in operating activities                                    (4,855)       (9,486)
                                                                                     -------       -------

Cash flows from investing activities:
    Purchases of property and equipment                                                 (674)       (1,721)
    Decrease in marketable securities                                                     --         3,224
    Increase in restricted deposits                                                      (80)           --
                                                                                     -------       -------
             Net cash provided by (used in) investing activities                        (754)        1,503
                                                                                     -------       -------

Cash flows from financing activities:
    Net proceeds from preferred stock issuance                                         9,666            --
    Repayment of  note payable to shareholder                                         (3,000)           --
    Proceeds from common stock and warrant issuance                                       40         4,603
    Proceeds from stock options                                                           --           406
    Comprehensive loss                                                                  (109)         (143)
                                                                                     -------       -------
             Net cash provided by financing activities                                 6,597         4,866
                                                                                     -------       -------

             Increase (decrease) in cash and cash equivalents                            988        (3,117)

Cash and cash equivalents at beginning of period                                       1,551         4,297
                                                                                     -------       -------

Cash and cash equivalents at end of period                                           $ 2,539       $ 1,180
                                                                                     =======       =======


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

        The operating results of the interim periods presented are not necessarily indicative of the results expected for the year ending December 31, 2001 or for any other interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Computer Motion, Inc. ("the Company") Annual Report on Form 10-K/A, filed on August 9, 2001, for the year ended December 31, 2000 as filed with the Securities and Exchange Commission ("SEC") including all amendments thereto.

        The Company applies the provisions of Staff Accounting Bulletin No. 101 (SAB 101) when recognizing revenue. SAB 101 states that revenue generally is realized or realizable and earned when all of the following criteria are met: a) persuasive evidence of an arrangement exists, b) delivery has occurred or the services have been rendered, c) the seller's price to the buyer is fixed or determinable, and d) collectibility is reasonably assured.

        The Company recognizes revenue from the sale of products to end-users, including supplies and accessories, once shipment has occurred, (as the Company's general terms are FOB shipping point. In those few cases where the customers terms are FOB their plant, revenue is not recognized until the Company receives a signed delivery and acceptance certificate), and all of the conditions of SAB 101 (items a), through d), as identified above) have been met. Revenue is recognized from the performance of services as the services are performed.

        The Company recognizes revenue from the sale of products to distributors, including supplies and accessories, once shipment has occurred, (as the Company's general terms are FOB shipping point), and all of the conditions of SAB 101 have been met. The Company's distributors do not have rights or return or cancellation. Revenue from distributors which does not meet all of the requirements of SAB 101 are deferred and recognized upon the sale of the product to the end user.

        Revenues from product sales to financing institutions are not recognized by the Company until a purchase order is received, the product has been shipped and the funding by the financing institution has been approved.

        The Company defers revenue from the sale of extended warranties, product upgrades and other contractual items and recognizes them over the life of the contract or upon shipment to the customer, as applicable.

        Shipments of products to be used for demonstration purposes or prototype products used in development programs are reflected as consigned inventory and are included in the property and equipment balance in the accompanying consolidated balance sheets. Revenue recognized on the rental of this equipment is recognized as development revenue over the term of the agreement.

        The Company records revenue net of commissions paid to agents in accordance with Emerging Issues Task Force (EITF) No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent."

        The Company believes that Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), is not applicable to the sale of the Company's products in accordance with the guidance in paragraphs 2 and 4 of SOP 97-2. The software sold is considered by the Company to be incidental to the products sold and is not a significant focus of the marketing efforts of the Company nor is the software sold separately. In addition, post contract customer support is not sold by the Company in conjunction with the software. As such, the Company does not separately account for the sale of the software.

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

        The net loss per share for the six (6) months ended June 30, 2001 has been adjusted to include the fair value of 554,831 additional warrants provided to the shareholders of the Company's Mandatory Redeemable Series B Convertible Preferred Stock of $1,536,000, a beneficial conversion feature of $1,066,000 and a dividend of $92,000. The Company is required to recognize these items as a dividend in the net loss computation for loss per share. This is a non-cash transaction involving the charging of $2,694,000, to accumulated deficit and crediting additional paid-in capital. The dividend feature of the Mandatory Redeemable Series B Convertible Preferred Stock Agreement includes a cumulative 4.9% dividend provision which resulted in a $92,000 dividend for the six (6) months ended June 30, 2001 (See Note 4 of notes to condensed financial statements). Loss per share information is as follows:

                                                      Six months ended
                                                        June 30, 2001
                                                          Unaudited
                                                      -----------------
Unaudited per share data - basic and diluted:

Pro forma net loss before dividend to preferred
 shareholders per share                                   $  (0.93)
Dividend to warrant preferred shareholders per share         (0.27)
                                                          --------

Net loss per share                                        $  (1.20)
                                                          ========


NOTE 3. SHAREHOLDER RIGHTS

        On June 14, 1999, the Board of Directors of the Company approved the adoption of a Shareholder Rights Plan and declared a dividend distribution of one (1) right for each outstanding share of the Company's Common Stock to shareholders of record on the close of business on June 28, 1999. Reference is made to the Company's registration statement on Form 8-A filed with the SEC on June 18, 1999.

NOTE 4. MANDATORY REDEEMABLE SERIES B CONVERTIBLE PREFERRED STOCK

        On February 16, 2001, the Company, sold and issued 10,024 shares of its Mandatory Redeemable Series B Convertible Preferred Stock at a purchase price of $1,000 per share for an aggregate amount of $10,024,000 and concurrently therewith issued warrants for the purchase of up to 554,831 shares of the Company's Common Stock, in a private placement with several investors, ($3 million of which was used to repay the note payable to Robert W. Duggan, the Company's Chairman and Chief Executive Officer). The Preferred Stock has a three
(3) year maturity and is initially convertible into shares of the Company's Common Stock at $5.77 per share. The initial conversion price is subject to adjustment on the six (6) month and nine (9) month anniversaries of the closing date of the private placement, whereupon the conversion price shall be subject to reset to the average of the ten (10) lowest closing prices for the Company's Common Stock as quoted on the National Association of Stock Dealers Automated Quotation ("NASDAQ") National Market during the twenty (20) consecutive dates immediately prior to each adjustment date if such average is lower than the initial conversion price; provided, however, that the conversion price shall not be reset below $2.72 per share. The investors shall receive a preferred annual dividend payable in stock or cash, at the Company's option, at a rate of 4.90%. In addition, the investors were granted five (5) year warrants to purchase an aggregate of approximately 554,831 shares of the Company's Common Stock at an exercise price of $8.12 per share.


NOTE 5. EQUITY-BASED LINE OF CREDIT

        On March 30, 2001 the Company entered into the Equity Line Agreement with Societe Generale, under which the Company may issue and sell, from time to time, shares of its Common Stock for cash consideration up to an aggregate of $12 million. Pursuant to the requirements of Equity Line Agreement, the Company must file a registration statement on Form S-2 with the SEC in order to permit Societe Generale to resell to the public any shares that it acquires pursuant to the Equity Line Agreement. Commencing as of the effective date of this registration statement and continuing for twenty-four (24) months thereafter, the Company may from time to time at its sole discretion, and subject to certain restrictions set forth in the Equity Line Agreement, sell, or "draw down", shares of its Common Stock to Societe Generale at an initial purchase price equal to 91% of the daily volume weighted average of the price of the Company's Common Stock for each day during the specified purchase period. A draw down can be made after five trading days have elapsed from the date of the delivery of the last draw down notice in amounts ranging from a minimum of $75,000 to a maximum of $250,000, depending on the trading volume and the market price of the Common Stock at the time of each draw down. As of June 30, 2001, the Company had not sold any shares of Common Stock under this Equity Line Agreement.


NOTE 6. SEGMENTS OF BUSINESS

        The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision making group, as defined under SFAS 131 is the Executive Staff. To date, the Executive Staff has viewed the Company's operations as principally one (1) market: proprietary robotic and computerized surgical systems for the medical device industry. Sales by product lines within this market are as follows:

                                                           Revenue by product line
                                                         For the three months ended
                                       ----------------------------------------------------------
                                                            (Amounts in thousands)

                                       Dec. 31,    Mar. 31,     Mar. 31,     Jun. 30,    Jun. 30,
                                         2000        2001        2000          2001        2000
                                       --------    --------     --------     --------    --------
ZEUS robotic and surgical systems       $5,415      $1,495      $   (48)      $1,359      $2,779
AESOP robotic and surgical systems       1,306       1,962          696        1,359       1,798
SOCRATES telementoring systems              --          55           --           88          --
HERMES voice control center                535       1,093         (113)         352         588
Development revenue                        147         303          365           69         373
Recurring revenue                          788         808          468          776         424
                                        ------      ------      -------       ------      ------
                                        $8,191      $5,716      $ 1,368       $4,003      $5,962
                                        ======      ======      =======       ======      ======

                                                         Units sold by product line
                                                         For the three months ended
                                       ----------------------------------------------------------

                                       Dec. 31,    Mar. 31,     Mar. 31,     Jun. 30,    Jun. 30,
                                         2000        2001        2000          2001        2000
                                       --------    --------     --------     --------    --------
ZEUS robotic and surgical systems           10           2           --            2           5
AESOP robotic and surgical systems          26          25           12           22          31
SOCRATES telementoring systems              --           1           --            1          --
HERMES voice control center                 56         106           --           42          59

Export sales are made by the United States operations to the following geographic locations:

                                                         For the three months ended
                                       ----------------------------------------------------------
                                                            (Amounts in thousands)

                                       Dec. 31,    Mar. 31,     Mar. 31,     Jun. 30,    Jun. 30,
                                         2000        2001        2000          2001        2000
                                       --------    --------     --------     --------    --------
Canada                                  $  260      $   --      $    --       $   --      $   --
Europe and the Middle East               1,330       1,353          348          449         280
Asia                                     2,128         195           48           24       2,448
South America                              242          --           --           97          --
                                        ------      ------      -------       ------      ------
                                        $3,960      $1,548      $   396       $  570      $2,728
                                        ======      ======      =======       ======      ======


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

        On June 30, 2000, Intuitive Surgical, Inc. served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. Other than a request for attorney's fees, Intuitive Surgical, Inc. has not requested any damages. The Company has served discovery requests seeking a statement of the facts that support Intuitive Surgical, Inc.'s defenses. Intuitive Surgical, Inc. has provided partial responses to the Company's discovery. Some of Intuitive Surgical, Inc.'s discovery responses have been served under seal and the Company is therefore not privy to that information.

        On or about December 7 and 8, 2000, the United States Patent Office granted three (3) of Intuitive Surgical, Inc.'s petitions for a declaration of an interference relating to the Company's 5,878,193, 5,907,664 and 5,855,583 patents.

        On February 13, 2001, the District Court issued an order staying the infringement action for up to one (1) year pending decision on preliminary motions that the parties have brought in the interferences.

        On February 21, 2001, Brookhill-Wilk filed suit against the Company alleging that the Company's ZEUS(TM) Robotic Surgical System ("ZEUS") platform infringes upon Brookhill-Wilk's United States Patent Nos. 5,217,005 and 5,368,015. Brookhill-Wilk's complaint seeks damages, attorney's fees and increased damages alleging willful patent infringement. The Company does not believe that its ZEUS platform currently infringes either patent and that both patents are invalid. On March 21, 2001, the Company served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability.

        On March 30, 2001, Intuitive Surgical, Inc. and IBM Corporation filed suit alleging that the Company's AESOP(R) robotic endoscope positioning system ("AESOP"), HERMES(TM) Control Center ("HERMES") and ZEUS products infringe upon United States Patent No. 6,201,984 which was recently issued on March 13, 2001. The complaint seeks damages, a preliminary injunction, a permanent injunction, costs and attorneys fees. A preliminary review of the claims of this patent reveals that each claim is limited to a surgical system employing voice recognition for control of a surgical instrument. As this patent was only recently issued and as the Company has not had prior notice of this patent or the claims of this patent, the Company is currently evaluating the allegations of patent infringement and the validity of the patent. The parties have currently served discovery requests of each other and the Company expects to receive responses to its discovery sometime at the end of August or early September 2001.


NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16. "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. We will adopt SFAS 141 for all business combinations initiated after June 30, 2001.

        Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142. "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. We will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. We do not anticipate the adoption of SFAS 142 will have a significant effect on our financial position or the results of our operations.


NOTE 9.  SUBSEQUENT EVENTS:

        On July 24, 2001, the Company raised through a private placement $2,000,000 from the sale of 580,384 shares of Common Stock to its officers to help fund clinical trials toward FDA approval of the Company's ZEUS product.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially due to factors that include, but are not limited to, the risks discussed herein under "Risk Factors That May Affect Future Results" as well as those discussed in the "Risk Factors That May Affect Future Results" section of the Company's Annual Report on Form 10-K/A filed on August 9, 2001 for the year ended December 31, 2000.

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

        The Company's AESOP is Food and Drug Administration ("FDA") cleared. AESOP allows direct surgeon control of the endoscope through simple verbal commands, eliminating the need for a member of a surgical staff to manually control the camera and providing a more stable and sustainable endoscopic image. The Company believes that AESOP is the world's first FDA-cleared robot and first voice control interface for a surgical device. Six hundred (600) AESOP units have been sold worldwide, which the Company believes have been used to perform over 150,000 procedures.

        The Company's HERMES is designed to enable a surgeon to directly control multiple OR devices, including various laparoscopic, arthroscopic and video devices, as well as the Company's robotic devices, through simple verbal commands. HERMES also provides standardized visual and digitized voice feedback to a surgical team. The Company believes that the enhanced control and feedback provided by HERMES has the potential to improve safety, increase efficiency, shorten procedure times and reduce costs. Ten (10) 510(k) submissions relating to HERMES have been cleared by the FDA and Stryker Corporation's Endoscopy Division is currently marketing HERMES under an Original Equipment Manufacturing ("OEM") agreement with the Company. The HERMES technology has been integrated into the AESOP(R) HERMES-Ready(TM) and is being added to the ZEUS.

        The Company's ZEUS is designed to fundamentally improve a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive surgical procedures, including fully endoscopic coronary artery bypass grafts ("E-CABG(TM)") on a beating heart, which are currently very difficult or impossible to perform endoscopically. ZEUS is comprised of three (3) surgeon-controlled robotic arms, one (1) of which positions the endoscope and two (2) of which manipulate surgical instruments. The Company believes that ZEUS will improve a surgeon's dexterity and precision and enhance visualization of, and access to confined operative sites. The Company also believes that new minimally invasive surgical procedures performed with ZEUS will result in reduced patient pain and trauma, fewer complications, lessened cosmetic concerns and shortened convalescent periods and will increase the number of patients qualified for certain surgical procedures. In addition, the Company believes that an increase in minimally invasive procedures will ultimately result in lower overall healthcare costs to providers, payors and patients. The Company has completed feasibility clinical trials for both ZEUS-based tubal reanastomosis procedures and ZEUS-based cardiac procedures under Investigational Device Exemptions ("IDE") and is currently enrolling patients. The Company has commenced multi-center randomized control trials for coronary artery bypass ("CABG"), thorascopic surgery, and general laparoscopic surgery. The Company is conducting a feasibility clinical trial in which ZEUS is being used in mitral valve repair and replacement surgery. In addition, the Company is pursuing approval for ZEUS in limited atraumatic surgical tasks such as blunt dissection, retraction, and atraumatic grasping. This approval should come soon, as no clinical studies are required to get FDA-clearance for these uses in laparoscopic and thorascopic procedures.

        The Company's SOCRATES(TM) ("SOCRATES") Telementoring System enables remote access to HERMES networked devices via proprietary software and teleconferencing components. SOCRATES allows an operative surgeon to virtually, cost effectively, and on an as-needed basis, communicate with a remote surgeon. SOCRATES also enables the remote surgeon to help direct a surgical procedure thereby augmenting the operative surgeon's prior training experience.

        SOCRATES enhances the utility of the HERMES with the AESOP(R) HERMES-Ready(TM) system by providing shared-remote control capability of the endoscope. In addition, SOCRATES provides the remote surgeon with an interface to the HERMES-Ready AESOP(R) system, enabling the remote surgeon to share control of the endoscope with the operative surgeon. AESOP's precision and stability ensure the remote surgeon's views are tremor-free and accurately positioned. It is common for surgeons to remotely collaborate, however, without SOCRATES a remote surgeon is typically only able to view video of a procedure and provide feedback through video overlay and verbal commands. SOCRATES enhances this collaboration by making it more interactive and is currently pending 510(k) clearance.

        The Company has sustained significant losses since inception and for the three years ended December 31, 2000 and the six (6) months ended June 30, 2001, the Company has incurred net losses of $16,349,000, $13,375,000 $11,545,000 and $9,500,000, respectively. In addition, the Company has incurred net losses from operations since inception and has an accumulated deficit of $76,479,000 as of June 30, 2001. We expect to incur additional losses as we continue spending for research and development efforts, clinical trials, manufacturing capacity and sales force improvement. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will ever achieve significant commercial revenues, particularly from sales of our ZEUS product line, which is still under development and awaiting FDA-clearance, or that we will become profitable. In the first quarter of 2001, we initiated a number of cost reductions including layoffs, changes in our salary structure, and reductions in travel, which we believe will eliminate approximately $4,000,000 in expenses in 2001, thus lowering our breakeven point. If we are able to increase our revenues in the fourth quarter of 2001 over the same quarter in 2000 at a similar or lower rate than in the previous years, the Company should be able to be profitable in that quarter. It is possible that we may encounter substantial delays or incur unexpected expenses related to the market introduction and acceptance of the ZEUS platform, or any future products. If the time required to generate significant revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations.


RESULTS OF OPERATIONS

Three months ended June 30, 2001 compared to the three months ended June 30, 2000.

        Revenue. Revenue decreased $1,959,000 (33%) to $4,003,000 for the three
(3) months ended June 30, 2001 from $5,962,000 for the same period in 2000. Except for recurring revenue and the SOCRATES product line, revenue decreased on all of the other Company's product lines over the prior year. ZEUS revenue of $1,359,000 for the quarter decreased $1,420,000 over last year's second quarter of $2,779,000 due to fewer systems shipped. AESOP revenue of $1,359,000 for the quarter decreased $439,000 over last year's second quarter of $1,798,000 due to fewer systems shipped. HERMES revenue of $352,000 for the quarter decreased $236,000 over last year's second quarter of $588,000 as our OEM partner, Stryker Corporation, ordered fewer units than the previous year. SOCRATES revenue of $88,000 for the three (3) months ended June 30, 2001 compares to no revenue for this product line for last year's first quarter. Development revenues of $69,000 declined $304,000 over last year's second quarter of $373,000. These revenues will decrease over time, as the agreements begin to expire through 2001. Recurring revenues of $776,000 for the quarter increased $352,000 over last year's second quarter, as the installed base of robotic systems increased leading to more demand for parts, accessories, supplies and service.

        Gross Profit. Gross profit decreased $1,459,000 (41%) to $2,121,000 for the three (3) months ended June 30, 2001 from $3,580,000 for the same period in 2000. Gross profit percentage decreased to 53% in the second quarter 2001 from 60% in the second quarter 2000. Gross profit was unfavorably impacted by lower sales volume, fixed costs charged to operations and shipments of third-party components at lower margins.

        Research and Development. Research and development expense decreased $847,000 (25%) to $2,506,000 for the three (3) months ended June 30, 2001 from
$3,353,000 for the same period in 2000, primarily as a result of the transfer of the clinical development specialists from research and development to selling expense. This transfer was made in the second quarter of 2001 due to the fact that the duties of the clinical development specialist had changed from a product development role to a clinical support role. This transfer accounted for approximately $600,000 of the reduced expenses in the second quarter. Decreased spending over prior years for initial patent filings and professional fees account for the remaining decreased expenditures. The Company expects research and development expenditures to increase over the remaining year as the increased cost for accelerated clinical trials are only partially offset by the Company's plan to reduce the other research and development expenses.

        Selling, General and Administrative. Selling general and administrative expense increased $1,277,000 (34%) to $4,993,000 for the three (3) months ended June 30, 2001 from $3,716,000 for the same period 2000. The increase was due mainly to the addition of sales personnel and commissions as the Company expanded its worldwide sales, service and training capability, and, includes the transfer of the clinical development specialists explained above. Professional fees increased substantially related to the patent infringement lawsuit the Company has filed against a competitor and certain claims filed against the Company that are also related to patent infringement. The Company expects selling, general and administrative expense to decrease as a result of the Company's plan to reduce the cost of operating and decrease expanding the business.

        Other Expense (Income). Other income increased $197,000 to $84,000 for the three (3) months ended June 30, 2001, compared to other expense of $113,000 for the three (3) months ended June 30, 2000. Decreases in interest expense, foreign currency transaction loss and other expense account for change over the prior year.

        Income Taxes. Minimal provisions for state franchise taxes have been recorded on the Company's pre-tax losses to date. As of December 31, 2000, the Company had federal and state net operating loss ("NOL") carryforwards of approximately of $52,747,000 and $9,085,000, respectively which are available to offset future carryforwards expire seven (7) years after the year of loss. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding its realization.

        Net Loss. The net loss for the second quarter 2001 was $5,300,000 ($.53 per share) compared to $3,609,000 ($.41 per share) for the first quarter 2000 as decreased gross profit derived from decreased revenue combined with increased operating expenses partially offset by other income. Weighted average shares increased from 8,831,000 to 10,179,000 mainly as a result of the exercise of stock options, issuance of shares of under the Company's employee stock purchase plan and Company's private placement and warrant exercise.

Six months ended June 30, 2001 compared to the six months ended June 30, 2000.

        Revenue. Revenue increased $2,389,000 (33%) to $9,719,000 for the six
(6) months ended June 30, 2001 from $7,330,000 for the same period in 2000. Except for the decrease in development revenue all of the other company's product lines had increased revenues over the prior year. HERMES revenue increased $970,000 (204%), AESOP revenue increased $827,000 (33%), recurring revenue increased $692,000 (78%) and ZEUS increased $123,000 over the same period in 2000. SOCRATES revenue of $143,000 for the six (6) months compares to no revenue for this product line for the same period in 2000.

        Gross Profit. Gross profit increased $1,138,000 (27%) to $5,397,000 for the six (6) months ended June 30, 2001 from $4,259,000 for the same period in 2000. Gross profit as a percentage of sales decreased slightly to 56% from 58% between the two periods.

        Research and Development. Research and development expense increased $71,000 (1%) to $5,640,000 for the six months ended June 30, 2001 from $5,569,000 for the same period in 2000, primarily as a result of increased development efforts for pre-clinical and clinical trials related to ZEUS during the first quarter and the transfer of the clinical development specialists from research and development to selling expense in the second quarter.

        Selling, General and Administrative. Selling general and administrative expense increased $2,069,000 (28%) to $9,338,000 for the six (6) months ended June 30, 2001 from $7,269,000 for the same period in 2000. The increase was due mainly to the addition of sales personnel and commissions as the Company expanded its worldwide sales, service and training capability, and, includes the transfer of the clinical development specialists. Professional fees increased substantially related to the patent infringement lawsuit the Company has filed against a competitor and certain claims filed against the Company that are also related to patent infringement.

        Other Expense (Income). Other income increased $130,000 to $93,000 for the six (6) months ended June 30, 2001, compared to other expense of $37,000 for the same period in 2000. The increase is due mainly to foreign currency transaction income in 2001 verses foreign currency transaction loss in the prior year.

        Net Loss. The net loss for the first six (6) months of 2001 was $9,500,000 ($1.20 per share) compared to $8,628,000 ($.98 per share) for the first quarter 2000 as increased gross profit derived from increased revenue was more than offset by the sum of increased operating expenses. Weighted average shares increased from 8,806,000 to 10,177,000 mainly as a result of the exercise of stock options, issuance of shares of under the Company's employee stock purchase plan and Company's private placement and warrant exercise.

Revenue for the three months ended March 31, 2001 compared to the three months ended December 31, 2000.

        Revenue decreased $2,475,000 (30%) to $5,716,000 for the three (3) months ended March 31, 2001 from $8,191,000 for the forth quarter 2000. The Company's ZEUS product line was responsible for the revenue decrease. ZEUS revenue of $1,495,000 for the quarter decreased $3,920,000 over the previous quarter due to reduced demand resulting in two (2) systems shipped in the quarter. AESOP revenue of $1,962,000 for the quarter increased $656,000 over the prior quarter mainly as a result of an increase in the systems average sales price. HERMES revenue of $1,093,000 for the quarter increased $558,000 from prior quarter due to increased demand from our HERMES alliance partner, Stryker Corporation. During the first quarter of 2000 the Company received approximately $200,000 development revenue associated with a procedure development project.

Revenue for the three months ended June 30, 2001 compared to the three months ended March 31, 2001.

        Revenue decreased $1,713,000 (30%) to $4,003,000 for the three months ended June 30, 2001 from the prior quarter. Except for SOCRATES product line all of the Company's other product lines revenues were lower than the previous quarter. ZEUS revenue of $1,359,000 for the quarter decreased $136,000 from prior quarter as a result of a lower average selling price based on the same number of systems shipped. AESOP revenue of $1,359,000 for the quarter decreased $603,000 over the previous quarter mainly as a result of a lower average selling price on three less systems shipped. HERMES revenue of $352,000 for the quarter decreased $741,000 from prior quarter due to decreased demand from our HERMES alliance partner, Stryker Corporation. Development revenues of $ 69,000 declined $234,000 from the prior quarter, and these revenues will decrease over time, as the agreements begin to expire through 2001 and there are no added development revenue projects as in the prior quarter. SOCRATES revenue of $88,000 and recurring revenues of $776,000 remained relatively constant quarter to quarter.


FINANCIAL CONDITION

        Since its inception, the Company's expenses have exceeded its revenues, resulting in an accumulated deficit of $76,479,000 as of June 30, 2001. Other than its initial public offering, the Company had primarily relied on proceeds from issuance of Preferred and Common Stock and bridge debt financing to fund its operations.

        At June 30, 2001, the Company's current ratio (current assets divided by current liabilities) was 1.7 to 1 versus 1.4 to 1 at December 31, 2000, reflecting the increase in cash and cash equivalents from the Series B Convertible Preferred Stock private placement offset by the repayment of a promissory note payable to Robert W. Duggan, the Company's Chairman and Chief Executive Officer, and cash used in operating activities.

        For the six (6) months ended June 30, 2001, the Company's use of cash in operating activities of $4,855,000 was primarily attributable to the net loss, increase in inventories of $2,541,000 offset by the decreases in accounts receivable of $6,353,000.

        Cash outflow from purchases of plant and equipment was $674,000 for the six (6) months ended June 30, 2001. The Company currently has no material commitments for capital expenditures. For the six (6) months ended June 30, 2001, net cash provided by financing activities of $6,597,000 was primarily the result of the Series B Convertible Preferred Stock issuance offset by the repayment of the promissory note payable to Mr. Duggan.

        The Company's operations to date have consumed substantial amounts of cash, and the Company expects its capital and operating expenditures to continue to exceed proceeds from ongoing sales at least through 2001. The Company's need for additional financing will depend upon numerous factors, including, but not limited to, the extent and duration of the Company's future operating losses, the level and timing of future revenues and expenditures, the progress and scope of clinical trials, the timing and costs required to receive both United States and international governmental approvals or clearances, market acceptance of new products, the results and scope of ongoing research and development projects, the costs of training physicians to become proficient in the use of the Company's products and procedures, the cost of developing appropriate sales and marketing capabilities, and the cost and outcome of current litigation brought by and brought against the Company. To the extent that existing resources are insufficient to fund the Company's activities, the Company will seek to raise additional funds through public or private financing. As part of this plan in February 2001, the Company raised $10,024,000, ($3 million of which was used to repay the promissory note payable to Mr. Duggan) in a private placement transaction (see Note 4). On March 30, 2001, the Company secured an equity-based line of credit from Societe Generale. Under the terms of this line of credit the Company may draw down as much as $12,000,000 in exchange for registered shares of the Company's Common Stock (see Note 5). The Company believes that its current cash and cash equivalents, together with available borrowings under its equity line of credit, will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for at least twelve
(12) months. If the Company requires further capital to grow its business, execute its operating plan or obtain FDA approvals at any time in the future or any other reasons the Company may seek to sell additional equity or debt securities, which may result in additional dilution to the shareholders. There is no assurance that adequate funds would be available on acceptable terms, if at all. On July 24, 2001, the Company raised through a private placement $2,000.000 from the sale of 580,384 shares of Common Stock to its officers to help fund clinical trials toward FDA approval of the Company's ZEUS product.

        The Company's financial instruments include cash and short-term investment grade debt securities. At June 30, 2001, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, the Company does not have significant overall currency exposure at June 30, 2001.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

        The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. A number of these risks are listed below. These risks could affect actual future results and could cause them to differ materially from any forward-looking statements the Company has made.

   1. The Company has had a history of losses and expects to incur losses in the future, so the Company may never achieve profitability.

   2. The Company's operating expenditures currently exceed its revenues, failure to raise additional capital or generate required working capital could reduce the Company's ability to compete and prevent the Company from taking advantage of market opportunities.

   3. If the Company's products do not achieve market acceptance, the Company will not be able to generate the revenue necessary to support its business.

   4. If the Company does not obtain and maintain necessary domestic regulatory approvals, the Company will not be able to market and sell its products in the United States.

   5. International sales of the Company's products account for a significant portion of its revenues and the Company's growth may be limited if it is unable to successfully manage these international activities.

   6. The Company may never sell enough of its products to be profitable because its markets are highly competitive, and customers may choose to purchase competitors' products or they may not accept the Company's products.

   7. If surgeons or institutions are unable to obtain reimbursement from third-party payors for procedures using the Company's products, or if reimbursement is insufficient to cover the costs of purchasing the Company's products, the Company may be unable to generate sufficient sales to support its business.

   8. If the Company is unable to protect the intellectual property contained in its products from use by third parties, the Company's ability to compete in the market will be harmed.

   9. The Company is involved in intellectual property litigation with Intuitive Surgical, Inc. and Brookhill-Wilk which may hurt the Company's competitive position, may be costly to the Company and may prevent the Company from selling its products.

  10. Because the Company's industry is subject to rapid technological change and new product development, the Company's future success will depend upon its ability to expand the applications of its products.

  11. The Company may not be able to expand its marketing distribution activities in order to market its products competitively.

  12. Concentration of ownership among the Company's existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

  13. If the Company loses key personnel or is unable to attract and retain additional personnel, its ability to compete will be harmed.

  14. The Company's future operating results may be below securities analysts' or investors' expectations, which could cause its stock price to decline and diminish the value of your investment.

  15. The Company may incur substantial costs defending securities class action litigation due to its stock price volatility.

  16. The Company's reliance on sole or single source suppliers could harm its ability to meet demand for its products in a timely manner or within its projected budget.

  17. The Company relies on a continuous power supply to conduct its business, and California's current energy crisis could disrupt its operations and increase its expenses.

  18. The use of the Company's products could result in product liability claims that could be expensive and harm its business.

  19. The Company's continued growth will significantly strain its resources and, if it fails to manage this growth, its ability to market, sell and develop its products may be harmed.

  20. Future sales of the Company's Common Stock could depress the market price of its Common Stock.

  21. Holders of the Company's Mandatory Redeemable Series B Convertible Preferred Stock and the Party to its Equity Line Financing Agreement could engage in short selling to increase the number of shares of its securities issuable upon conversion of their shares of Series B Convertible Preferred Stock or issuable pursuant to the terms of the Equity Line Financing Agreement.

  22. Conversion of the Company's Mandatory Redeemable Series B Convertible Preferred Stock and exercise of certain warrants could adversely affect the market price of its Common Stock and dilute existing stockholders.

  23. The Company's ability to successfully conduct business operations and operate profitably could be limited if it is obligated to redeem a substantial portion of its Mandatory Redeemable Series B Convertible Preferred Stock.

        A more detailed discussion of factors that could affect the Company's future results can be found in the "Risk Factors" section of the Company's Annual Report on Form 10-K/A filed August 9, 2001 for the year ended December 31, 2000. The Company strongly encourages you to review these risk factor disclosures.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company's financial instruments include cash and short-term investment grade debt securities. At June 30, 2001 the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

        It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, the Company does not have a significant currency exposure at June 30, 2001.


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

        On June 30, 2000, Intuitive Surgical, Inc. served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. Other than a request for attorney's fees, Intuitive Surgical, Inc. has not requested any damages. The Company has served discovery requests seeking a statement of the facts that support Intuitive Surgical, Inc.'s defenses. Intuitive Surgical, Inc. has provided partial responses to the Company's discovery. Some of Intuitive Surgical, Inc.'s discovery responses have been served under seal and the Company is therefore not privy to that information.

        On or about December 7 and 8, 2000, the United States Patent Office granted three (3) of Intuitive Surgical, Inc.'s petitions for a declaration of an interference relating to the Company's 5,878,193, 5,907,664 and 5,855,583 patents.

        On February 13, 2001, the District Court issued an order staying the infringement action for up to one (1) year pending decision on preliminary motions that the parties have brought in the interferences.

        On February 21, 2001, Brookhill-Wilk filed suit against the Company alleging that the Company's ZEUS platform infringes upon Brookhill-Wilk United States Patent Nos. 5,217,005 and 5,368,015. Brookhill-Wilk's complaint seeks damages, attorney's fees and increased damages alleging willful patent infringement. The Company does not believe that its ZEUS platform currently infringes either patent and that both patents are invalid. On March 21, 2001, the Company served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability.

        On March 30, 2001, Intuitive Surgical, Inc. and IBM Corporation filed suit alleging that the Company's AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984 which was recently issued on March 13, 2001. The complaint seeks damages, a preliminary injunction, a permanent injunction, costs and attorneys fees. A preliminary review of the claims of this patent reveals that each claim is limited to a surgical system employing voice recognition for control of a surgical instrument. As this patent was only recently issued and as the Company has not had prior notice of this patent or the claims of this patent, the Company is currently evaluating the allegations of patent infringement and the validity of the patent. The parties have currently served discovery requests of each other and the Company expects to receive responses to its discovery sometime at the end of August or early September 2001.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Mandatory Redeemable Series B Convertible Preferred Stock Offering

        On February 16, 2001, the Company, entered into a Securities Purchase Agreement with Societe Generale, Catalpa Enterprises, Ltd., Baystar Capital, L.P., Baystar International, Ltd., Robert W. Duggan, the Company's Chairman of the Board of Directors and Chief Executive Officer, Mahkam Zanganeh, the Company's Vice President European, Middle East and African Operations, and Jeffrey O. Henley, a member of the Company's Board of Directors. Under the Purchase Agreement, the Company sold a total of 1,024 shares of its Preferred Stock with certain conversion features discussed below and warrants to purchase 557,931 shares of the Company's Common Stock, for total consideration of $10,024,000. The Mandatory Redeemable Series B Convertible Preferred Stock has a three (3) year maturity and is initially convertible into shares of the Company's Common Stock at $5.77 per share. The initial conversion price is subject to adjustment on the six (6) month and nine (9) month anniversaries of the closing date of the private placement, whereupon the conversion price shall be subject to reset to the average of the ten (10) lowest closing prices for the Company's Common Stock as quoted on the NASDAQ National Market during the twenty
(20) consecutive dates immediately prior to each adjustment date if such average is lower than the initial conversion price; provided, however, that the conversion price shall not be reset below $2.72 per share. The investors shall receive a preferred annual dividend payable in stock or cash, at the Company's option, at a rate of 4.90%. In addition, the investors were granted five (5) year warrants to purchase an aggregate of approximately 554,831 shares of the Company's Common Stock at an exercise price of $8.12 per share.

        Under the rules of the NASDAQ National Market, the Company is required to obtain shareholder approval for the sale, issuance or potential issuance of the Company's Common Stock, or securities convertible into its Common Stock, if the number of shares to be issued equals or exceeds 20% of its presently outstanding stock and the purchase price is less than the greater of the book value or market value of the stock. The Company anticipates the amount of Common Stock issued upon the conversion of the Mandatory Redeemable Series B Convertible Preferred Stock and the exercise of the warrants issued in connection with the sale and issuance of the Mandatory Redeemable Series B Convertible Preferred Stock may exceed 20% of the number of shares of the Company's Common Stock outstanding on the closing date of the Mandatory Redeemable Series B Convertible Preferred Stock private placement. In addition, due to the reset provisions contained in the Mandatory Redeemable Series B Convertible Preferred Stock, the final conversion price of the Mandatory Redeemable Series B Convertible Preferred Stock may be reset to a price below the market price on the closing date of the Mandatory Redeemable Series B Convertible Preferred Stock private placement. Accordingly, the Company has asked its shareholders to authorize the private placement at the regular shareholders meeting to be held on May 31, 2001.

Equity Line of Credit

        On March 30, 2001 the Company entered into the Equity Line Agreement with Societe Generale, under which the Company may issue and sell, from time to time, shares of its Common Stock for cash consideration up to an aggregate of $12 million. Pursuant to the requirements of the Equity Line Agreement, the Company must file a registration statement on Form S-2 with SEC in order to permit Societe Generale to resell to the public any shares that it acquires pursuant to the Equity Line Agreement. Commencing as of the effective date of this registration statement and continuing for twenty-four (24) months thereafter, the Company may from time to time at its sole discretion, and subject to certain restrictions set forth in the Equity

Line Agreement, sell, or draw down, shares of its Common Stock Societe Generale at an initial purchase price equal to 91% of the daily volume weighted average of the price of the Company's Common Stock for each day during the specified purchase period. A draw down can be made after five (5) trading days have elapsed from the date of the delivery of the last draw down notice in amounts ranging from a minimum of $75,000 to a maximum of $250,000, depending on the trading volume and the market price of the Common Stock at the time of each draw down. The maximum draw down amount may be increased, and the discount to the daily volume weighted average price of the Company's Common Stock may be decreased, if the trading volume of the Common Stock exceeds certain minimum thresholds prior to the delivery of the draw down notice.


ITEM 4.   SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS.

        On May 31, 2001, the Company held its annual meeting of the shareholders with shareholders holding 7,978,753 shares of Common Stock (representing (78.4%) of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. Daniel R. Doiron, Robert W. Duggan, M. Jacqueline Eastwood, Jeffrey O. Henley, and Yulun Wang were listed as management's nominees in the proxy statement and were elected as directors at the meeting. The votes for each nominee were as follows:

                             Number of             Number of
Name                         Affirmative Votes     Negative Votes
Daniel R. Doiron             7,945,790             32,963
Robert W. Duggan             7,945,790             32,963
M. Jacqueline Eastwood       7,945,790             32,963
W Jeffrey O. Henley          7,945,790             32,963
Yulun Wang                   7,945,790             32,963

        Also at the meeting, the Company sought approval of the issuance of shares of the Company's Common Stock upon conversion of Series B Convertible Preferred Stock into shares of Common Stock and the exercise of Warrants for Common Stock. The proposal was approved with 4,566,889 affirmative votes, 56,208 negative votes and 40,484 abstentions.

        In addition, at the meeting, the Company sought approval of the issuance of shares of the Company's Common Stock to Societe Generale. pursuant to the terms of the Company's Equity Line of Credit. The proposal was approved with 4,304,103 affirmative votes, 347,033 negative votes and 12,445 abstentions.

        In addition, at the meeting, the Company sought approval for the ratification of the re-appointment of Arthur Andersen LLP as its independent public accountants for the fiscal year ending December 31, 2001. This proposal was approved with 7,960,008 affirmative votes, 11,600 negative votes and 6,845 abstentions.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibits:
        None

b) No Reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: August 14, 2001          COMPUTER MOTION, INC.



                               By: /s/ GORDON L. ROGERS
                                   ---------------------------------------------
                                    GORDON L. ROGERS
                                    Vice President, Chief Financial Officer
                                    and Secretary
                                    (Principal Financial and Accounting Officer)