Form 10-K405/A
period 2000-12-31
COMPUTER MOTION INC
filed 2001-08-30
CIK 906829

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                AMENDMENT NO. 4
                           FORM 10-K/A ANNUAL REPORT

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

                                ----------------

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, or will not be contained, to the best of the Registrant's knowledge, in definitive proxy information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $28.4 million at August 24, 2001 when the closing sale price of such stock, as reported on the NASDAQ National Market was $3.92 per share.

        The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of August 24, 2001 was 10,215,954 shares.

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

        In 2001, the Company made a 510(k) submission to the FDA for approval of the SOCRATES system.

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

MARKETING

        The Company's products are sold throughout the world. Payment terms worldwide are consistent with local practice. Orders are shipped as they are received and, therefore, no material backlog has existed to date. For the year ended December 31, 2000 the Company had one distributor, Kino Corporation of Japan, that accounted for approximately 21% of the revenue for the year and 18% of accounts receivable and a second customer, Endoscopic Technologies, Inc., that accounted for approximately 10% of the revenue for the year and 15% of accounts receivable. At December 31, 1999 and 1998 no single customer accounted for more than 10% of revenue or accounts receivable respectively.

        Through June of 2001 the Company has not recorded any significant revenue from Kino Corporation. In calendar year 2000, Kino Corporation ordered products totaling approximately $4.8 million, which were delivered in 2000 and resulted in revenue of more than $4.5 million in calendar year 2000 (the first year of the distribution agreement). These products are being used to start government testing and subsequent clinical trials in both cardiac and general surgery applications and the Shonin regulatory process (Japanese government), and commitments to purchase additional units is expected upon receiving Shonin approval. It is anticipated that the Shonin regulatory approval process should take between 24 and 36 months. The Company will continue to work with Kino Corporation for additional revenue during the approval process.

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

GOVERNMENT REGULATION

        The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in most instances, by state and foreign governmental authorities. Under the Federal Food, Drug and Cosmetic Act, and regulations thereunder, manufacturers of medical devices must comply with certain policies and procedures that regulate the composition, labeling, testing, manufacturing, packaging and distribution of medical devices. Medical devices are subject to different levels of government approval requirements, the most comprehensive of which require the completion of an FDA approved clinical evaluation program and submission and approval of a pre-market approval ("PMA") application before a device may be commercially marketed. In July 2000, the FDA notified the Company that in the future, robotic surgical systems would be reviewed and cleared for market under the less stringent 510(k) premarket notification pathway that is currently applied to the AESOP and HERMES products. The 510(k) submissions require a minimum 90 day review cycle compared to the six-month minimum for PMA devices. Both the SOCRATES and ZEUS systems are expected to follow the 510(k) approved process, however, it is likely that many FDA submissions for ZEUS 510(k) clearance will continue to require clinical studies. The Company recently submitted a 510(k) application for SOCRATES. The product is now undergoing this approval process. If this review follows the standard 90-day approval process, the Company would expect to receive approval by the middle of October 2001.

        The Company is currently enrolling patients into the following controlled clinical trials:

        o Coronary Artery Bypass Grafting: The Company is now enrolling patients into a FDA-approved multi-center, randomized, controlled trial. This study, which will eventually involve several Zeus sites, is a pivotal study required for FDA market clearance and is the only FDA-approved pivotal coronary artery bypass grafting robotic trial underway in the United States. The Company anticipates continuing clinical trials throughout 2002.

        o Internal Mammary Artery Harvesting: The Company has also received FDA approval to conduct a clinical trial at six sites using the Zeus system to harvest the left internal mammary artery, a procedure that is part of a standard coronary artery bypass grafting surgery. The Company initiated this study in February 2001 and anticipates submitting a 510(k) application for non intracardiac thoracoscopic clearance in mid 2002.

        o General Lapraroscopic: The Company has been very active in clinical research in the area of general laparoscopic surgery. The FDA has granted Computer Motion IDE approval for a study on laparoscopic cholecystectomy (a procedure to remove the gall bladder) and laparoscopic cholecystectomy (a procedure to correct acid reflux disease). The Company is currently enrolling patients into randomized, controlled trials for both of these proceedures and anticipates filing a 510(k) submission late in the first quarter of 2002.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE SO WE MAY NEVER ACHIEVE PROFITABILITY.

        From our formation, we have incurred significant losses. For the three years ended December 31, 2000, the Company has incurred net losses of $16,349,000, $13,375,000 and $11,545,000, respectively. In addition, the Company has incurred net losses from operations since inception and has an accumulated deficit of $64,284,000 as of December 31, 2000. We expect to incur additional losses as we continue spending for research and development efforts, clinical trials, manufacturing capacity and sales force improvement. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will ever achieve significant commercial revenues, particularly from sales of our ZEUS product line, which is still under development and awaiting FDA clearance, or that we will become profitable. In April of 2001, we initiated a number of cost reductions including layoffs, changes in our salary structure, and reductions in travel, which we believe will eliminate approximately $4,000,000 in expenses in 2001. These initiatives have allowed the Company to flatten expenses through the quarter ended June 30, 2001 despite increased costs associated with the clinical trials towards the FDA approval of ZEUS and ongoing litigation expenses. If we are able to increase our revenues in the fourth quarter of 2001 over the same quarter in 2000 at a similar or lower rate than in the previous years, the Company should be able to be profitable in that quarter. It is possible that we may encounter substantial delays or incur unexpected expenses related to clinical trials, market introduction and acceptance of the ZEUS platform, or any future products. If the time required to generate significant revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. We have experienced significant fluctuations in sales, especially quarter to quarter, and have found that revenues are often difficult to predict.

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

        Our success depends, in part, on our ability to obtain and maintain patent protection for our products by filing United States and foreign patent applications related to our technology, inventions and improvements. However, there can be no assurance that third parties will not seek to assert that our devices and systems infringe their patents or seek to expand their patent claims to cover aspects of our technology. As a result, there can be no assurance that we will not become subject to future patent infringement claims or litigation in a court of law, interference proceedings, or opposition to a patent grants in a foreign jurisdiction. The defense and prosecution of such intellectual property claims are costly, time-consuming, divert the attention of management and technical personnel and could result in substantial uncertainty regarding our future viability. Future litigation or regulatory proceedings, which could result in substantial cost and uncertainty, may also be necessary to enforce our patent or other intellectual property rights or to determine the scope and validity of other parties' proprietary rights. Any public announcements related to such litigation or administrative proceedings initiated by us, or initiated or threatened against us by our competitors, could adversely affect the price of our stock.

        We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position, and typically require our employees, consultants and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationships. There can be no assurance, however, that these agreements will not be breached or that we will have adequate remedies for any breach. Failure to protect our intellectual property would limit our ability to produce and/or market our products in the future which would adversely affect our revenues generated by the sale of such products.

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

        The holders of our Series B Convertible Preferred Stock can convert their shares into shares of our Common Stock at any time. The Series B Convertible Preferred Stock is initially convertible into that number of Common Shares determined by dividing the aggregate purchase price of the Preferred Stock by $5.77 (which is 110% of the five day average of the closing price for the Company's Common Stock as quoted on the NASDAQ National Market immediately prior to the closing date of the private placement of the Series B Convertible Preferred Stock). However, this initial conversion price was subject to adjustment on August 16, 2001 to $3.863 per share representing the average of the 10 lowest closing prices for the Company's Common Stock as quoted on the NASDAQ National Market during the 20 consecutive dates immediately prior to August 16, 2001. This conversion price shall be reset again on November 16, 2001 based upon the average of the 10 lowest closing prices for the Company's Common Stock as quoted on the NASDAQ National Market during the 20 consecutive dates immediately prior to November 16, 2001; provided, however, that the conversion price may not be reset to a purchase price higher than $5.77 or lower than $2.72. Since the number of shares of our Common Stock issuable upon conversion of the Series B Convertible Preferred Stock will vary with the market price of our stock, a greater number of shares of our Common Stock are issuable the lower the market price of our Common Stock. Increased sales volume of our Common Stock could put downward pressure on the market price of these shares. This fact could encourage holders of the Series B Convertible Preferred Stock to sell short our Common Stock prior to the reset dates, thereby potentially causing the conversion price to be resent lower resulting in a greater number of shares to be issued upon conversion. The holders of the Series B Convertible Preferred Stock could then use their converted shares to cover their short positions. The holder of the Series B Convertible Preferred Stock could thereby profit by the decline in the market price of the Common Stock cause by their short selling.

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

        Additionally, it is important to note that a significant amount of our Series B Convertible Preferred Stock and the warrants issued in connection with the private placement of the Series B Convertible Preferred Stock are held by just a few investors. This fact gives these investors greater influence over the market price of our stock.

CONVERSION OF OUR SERIES B CONVERTIBLE PREFERRED STOCK AND EXERCISE OF CERTAIN WARRANTS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND DILUTE EXISTING STOCKHOLDERS.

         The issuance of our Common Stock upon conversion of our Series B Convertible Preferred Stock, upon exercise of certain warrants or as payment of dividends on our Series B Convertible Preferred Stock, could adversely affect the market price of our Common Stock. Shares of our Series B Convertible Preferred Stock are initially convertible into that number of shares of our Common Stock determined by dividing the aggregate purchase price of the Series B Convertible Preferred Stock by $5.77. This conversion price shall be reset again on November 16, 2001 based upon the average of the 10 lowest closing prices for the Company's Common Stock as quoted on the NASDAQ National Market during the 20 consecutive dates immediately prior to November 16, 2001; provided, however, that the conversion price may not be reset to a purchase price higher than $5.77 or lower than $2.72. Since the number of shares of our Common Stock issuable upon conversion of the Series B Convertible Preferred Stock will vary with the market price of our stock, a greater number of shares of our Common Stock are issuable the lower the market price of our Common Stock; provided, however, that the conversion price shall not be reset below $2.72. If all of the shares of Series B Convertible Preferred stock were converted based upon the price floor of $2.72, we would be obligated to issue 3,685,294 shares of our Common Stock representing approximately 26% of our current total outstanding securities. Stockholders could experience substantial dilution upon conversion of our Series B Convertible Preferred Stock and exercise of related warrants, as a result of either a decline in the market price of our Common Stock prior to conversion as a consequence of the reset component of the conversion price associated with our Series B Convertible Preferred Stock, or an event triggering the antidilution rights of any outstanding shares of our Series B Convertible Preferred Stock which would require an adjustment to the conversion price, thereby increasing the number of shares of our Common Stock issuable upon conversion of our Series B Convertible Preferred Stock.

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

         Our Common Stock is currently listed on the Nasdaq National Market under the symbol "RBOT." For continued inclusion on the Nasdaq National Market, we must maintain among other requirements net tangible assets of at least $4.0 million, a minimum bid price of $1.00 per share, and a market value of our public float of at least $5.0 million. By letter dated August 23, 2001, Nasdaq informed us that, as a matter of policy, Nasdaq excludes redeemable securities from its calculation of net tangible assets and that Nasdaq has taken the position that the value of our Series B Convertible Preferred Stock should be excluded from the calculation of our net tangible assets. While this interpretation would result in our net tangible assets falling below the $4.0 million net tangible assets requirement, we are currently responding to this Nasdaq letter and requesting that Nasdaq revise its calculation, because we do not believe that our Series B Convertible Preferred Stock contains the type of "redemption" features which are the subject of the Nasdaq policy decision. In addition, Nasdaq recently announced a pilot program that proposes to change the current $4.0 million net tangible assets requirement a threshold of $10.0 million in stockholders' equity. We do not believe that we currently satisfy the proposed requirement of $10.0 million in stockholders' equity, but, according to a recent Nasdaq bulletin, we have until November 2, 2002 to achieve compliance with the new minimum equity standard. In the event that we fail to satisfy listing standards on a continuous basis, our common stock may be removed from listing on the Nasdaq National Market. If our common stock is delisted from the Nasdaq National Market, and we are not able to list the shares on the Nasdaq Small Cap Market or another exchange, trading of our common stock, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or, if available, the NASD's "Electronic Bulletin Board." As a result, stockholders could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, our Common Stock, and the trading price per share could be reduced.

         In addition, our Common Stock must be listed on the Nasdaq National Market, the American Stock Exchange or the New York Stock Exchange in order to sell any shares under our Equity Line Financing Agreement. As a result, if our shares are delisted from the Nasdaq National Market, we may not be able to draw down funds under the equity line and our ability to fund those business activities essential to our ability to operate profitably, including further research and development, clinical trials, and sales and marketing activities, would be significantly limited.

         If our shares are not listed on any exchange or on the Nasdaq National Market, they are also subject to the regulations regarding trading in "penny stocks," which are those securities trading for less than $5.00 per share. The following is a list of the restrictions on the sale of penny stocks:

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

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is quoted on the NASDAQ National Market under the symbol "RBOT." The high and low sale prices for the Company's common stock during 2000 and 1999 are set forth below.

                                                          HIGH        LOW
                                                          ----        ---
      Year Ended December 31, 2000
      ----------------------------
      Fourth Quarter................................    $  9.94     $ 3.00
      Third Quarter.................................    $ 13.00     $ 6.25
      Second Quarter................................    $  9.63     $ 5.88
      First Quarter.................................    $ 11.31     $ 9.00

                                                          HIGH        LOW
                                                          ----        ---
      Year Ended December 31, 1999
      ----------------------------
      Fourth Quarter................................    $ 14.38     $ 9.50
      Third Quarter.................................    $ 14.75     $ 9.38
      Second Quarter................................    $ 11.25     $ 8.63
      First Quarter.................................    $ 14.13     $ 8.38

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

         On August 31, 2000, the Company offered current warrant holders an incentive to exercise their warrants. On all warrants exercised prior to September 22, 2000 an additional 5 year warrant would be issued covering 55% of the total warrants exercised. Warrants totaling 657,332 shares were exercised and new 5 year warrants totaling 361,530 shares were issued at an exercise price of $9.178 per warrant, which was 110% of the average closing price per share as reported on the NASDAQ National Market for the ten trading days prior to August 31, 2000. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the new 5-year warrants. No underwriters were engaged in connection with this offering. Proceed from the conversion of the original warrants, and proceeds to be paid to the Company upon the exercise of the replacement warrants, have been used and shall continue to be used for working capital and other general corporate purposes.

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

 23.1        Consent of Arthur Andersen LLP.

------------

* Incorporated by reference to the Company's Form S-1 Registration Statement No. 333-29505 declared effective August 11, 1997.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001.

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


August 30, 2001                             /s/     Robert W. Duggan
---------------                             ------------------------------------
Date                                        Robert W. Duggan
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


August 30, 2001                             /s/     Gordon L. Rogers
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


/s/   Daniel R. Doiron                  Director          August 30, 2001
-----------------------------------
      Daniel R. Doiron


/s/   Robert W. Duggan                  Director          August 30, 2001
-----------------------------------
      Robert W. Duggan


/s/   M. Jacqueline Eastwood            Director          August 30, 2001
-----------------------------------
      M. Jacqueline Eastwood


/s/   Jeffery O. Henley                 Director          August 30, 2001
-----------------------------------
      Jeffrey O. Henley


/s/   Yulun Wang                        Director          August 30, 2001
-----------------------------------
      Yulun Wang

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

 23.1        Consent of Arthur Andersen LLP.

------------

* Incorporated by reference to the Company's Form S-1 Registration Statement No. 333-29505 declared effective August 11, 1997.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001.

**** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(1) Registrant has sought confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.