Form 10-Q/A
period 2001-06-30
COMPUTER MOTION INC
filed 2001-08-30
CIK 906829

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



As of August 24, 2001 there were 10,215,954 shares of the Registrant's Common Stock outstanding.

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


        The operating results of the interim periods presented are not necessarily indicative of the results expected for the year ending December 31, 2001 or for any other interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Computer Motion, Inc. ("the Company") Annual Report on Form 10-K/A, filed on August 30, 2001, for the year ended December 31, 2000 as filed with the Securities and Exchange Commission ("SEC") including all amendments thereto.


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


        The suits by the Company against Intuitive Surgical, and by Brookhill Wilks against the Company, as well as the interferences filed by Intuitive Surgical relate to potential patents covering all of the Company's products (AESOP, ZEUS, HERMES and SOCRATES product lines). See Note 6 for revenues related to each of these products.



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


RESULTS OF OPERATIONS


        The Company does not believe that there are material seasonal trends. Since the first quarter of 1998, the Company has had quarter over quarter increases in revenues in all but four quarters. The Company is penetrating only a small fraction of the total potential market for our products. We encounter no direct competition for our AESOP or HERMES products. We have only one competitor for our ZEUS product. Because our AESOP, HERMES, and ZEUS products are comprised of relatively new technologies, and because the current customer profiles are made up of early adopters that share our pioneering vision for these new technologies, we do not believe that there is any statistical significance to our quarterly increase or decrease variations in business levels. Our challenges in increasing market share today involve market acceptance and adoption of these new technologies. We believe that statistical significance in any increases or decreases will not occur until the larger mass market acceptance and adoption of our products takes place. In addition, the sales cycle for capital medical equipment, especially innovative equipment such as that offered by the Company, has at least a three to six month selling cycle. Thus, sales in the fourth quarter originate in the third quarter, and sales in the first quarter originate in the fourth quarter of the prior year. In the fourth quarter, prospecting for new sales tend to fall off since the focus is on closing sales for the current calendar year and the fewer working days available due to the holiday season.

        With the above understanding, the following analysis of the quarterly changes is as follows:

                             Revenue by product line
                           For the three months ended
                             (Amounts in thousands)

                                          Jun. 30, 2001      Jun. 30, 2000       Change
                                          -------------      -------------      --------

ZEUS robotic and surgical systems             $1,359            $ 2,779         $(1,420)
AESOP robotic and surgical systems             1,359              1,798            (439)
SOCRATES telementoring systems                    88                 --              88
HERMES voice control center                      352                588            (236)
Development revenue                               69                373            (304)
Recurring revenue                                776                424             352
                                              ------            -------         -------
                                              $4,003            $ 5,962         $(1,959)
                                              ======            =======         =======

                           Units sold by product line
                           For the three months ended

                                          Jun. 30, 2001      Jun. 30, 2000       Change
                                          -------------      -------------      --------

ZEUS robotic and surgical systems                  2                  5              (3)
AESOP robotic and surgical systems                22                 31              (9)
SOCRATES telementoring systems                     1                 --               1
HERMES voice control center                       42                 59             (17)


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


        Operating Expenses. In April 2001 the Company undertook a plan to reduce the 2001 Operating Expense Plan by $4 million through a reduction in headcount, changes in compensation plans, reduced travel and marketing expenses. These initiatives have allowed the Company to flatten expenses in the second quarter despite increased costs associated with the clinical trials towards FDA approval of Zeus and ongoing litigation expenses.


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


        Selling, General and Administrative. Selling general and administrative expense increased $1,277,000 (34%) to $4,993,000 for the three (3) months ended June 30, 2001 from $3,716,000 for the same period 2000. An increase of approximately $250,000 was due to the addition of sales personnel and commissions as the Company expanded its worldwide sales, service and training capability, and, includes $600,000 related to the transfer of the clinical development specialists explained above. Professional fees increased in excess of $400,000 related to the patent infringement lawsuit the Company has filed against a competitor and certain claims filed against the Company that are also related to patent infringement. The Company expects selling, general and administrative expense to decrease as a result of the Company's plan to reduce the cost of operating while controlling the expansion of the business.


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


        Net Loss. The net loss for the second quarter 2001 was $5,300,000 ($.53 per share) compared to $3,609,000 ($.41 per share) for the second quarter 2000 as decreased gross profit derived from decreased revenue combined with increased operating expenses partially offset by other income. Weighted average shares increased from 8,831,000 to 10,179,000 mainly as a result of the exercise of stock options, issuance of shares of under the Company's employee stock purchase plan and Company's private placement and warrant exercise.


Six months ended June 30, 2001 compared to the six months ended June 30, 2000.


                             Revenue by product line
                            For the Six months ended
                             (Amounts in thousands)

                                           Jun. 30, 2001     Jun. 30, 2000     Change
                                           -------------     -------------     -------

ZEUS robotic and surgical systems             $2,854            $2,731         $   123
AESOP robotic and surgical systems             3,321             2,494             827
SOCRATES telementoring systems                   143                --             143
HERMES voice control center                    1,445               475             970
Development revenue                              372               738            (366)
Recurring revenue                              1,584               892             692
                                              ------            ------         -------
                                              $9,719            $7,330         $ 2,389
                                              ======            ======         =======

                           Units sold by product line
                            For the six months ended

                                           Jun. 30, 2001     Jun. 30, 2000     Change
                                           -------------     -------------     -------

ZEUS robotic and surgical systems                  4                 5              (1)
AESOP robotic and surgical systems                47                43               4
SOCRATES telementoring systems                     2                --               2
HERMES voice control center                      148                59              89


        Revenue. Revenue increased $2,389,000 (33%) to $9,719,000 for the six
(6) months ended June 30, 2001 from $7,330,000 for the same period in 2000. Except for the decrease in development revenue all of the Company's other product lines had increased revenues over the prior year. HERMES revenue increased $970,000 (204%), AESOP revenue increased $827,000 (33%), recurring revenue increased $692,000 (78%) and ZEUS increased $123,000 over the same period in 2000. SOCRATES revenue of $143,000 for the six (6) months compares to no revenue for this product line for the same period in 2000.


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


        Selling, General and Administrative. Selling general and administrative expense increased $2,069,000 (28%) to $9,338,000 for the six (6) months ended June 30, 2001 from $7,269,000 for the same period in 2000. An increase of approximately $700,000 was due to the addition of sales personnel and commissions as the Company expanded its worldwide sales, service and training capability, and, includes the transfer of $600,000 related to the clinical development specialists. Professional fees increased approximately $750,000 related to the patent infringement lawsuit the Company has filed against a competitor and certain claims filed against the Company that are also related to patent infringement.

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


                             Revenue by product line
                           For the three months ended
                             (Amounts in thousands)

                                          Mar. 31, 2001     Dec. 31, 2000     Change
                                          -------------     -------------    --------

ZEUS robotic and surgical systems             $1,495           $ 5,415       $(3,920)
AESOP robotic and surgical systems             1,962             1,306           656
SOCRATES telementoring systems                    55                --            55
HERMES voice control center                    1,093               535           558
Development revenue                              303               147           156
Recurring revenue                                808               788            20
                                              ------           -------       -------
                                              $5,716           $ 8,191       $(2,475)
                                              ======           =======       =======

                           Units sold by product line
                           For the three months ended

                                          Mar. 31, 2001     Dec. 31, 2000     Change
                                          -------------     -------------    --------

ZEUS robotic and surgical systems                  2                10            (8)
AESOP robotic and surgical systems                25                26            (1)
SOCRATES telementoring systems                     1                --             1
HERMES voice control center                      106                56            50


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


                             Revenue by product line
                           For the three months ended
                             (Amounts in thousands)

                                          Jun. 30, 2001      Mar. 31, 2001      Change
                                          -------------      -------------     --------
ZEUS robotic and surgical systems             $1,359            $ 1,495        $  (136)
AESOP robotic and surgical systems             1,359              1,962           (603)
SOCRATES telementoring systems                    88                 55             33
HERMES voice control center                      352              1,093           (741)
Development revenue                               69                303           (234)
Recurring revenue                                776                808            (32)
                                              ------            -------        -------
                                              $4,003            $ 5,716        $(1,713)
                                              ======            =======        =======

                           Units sold by product line
                           For the three months ended

                                          Jun. 30, 2001      Mar. 31, 2001      Change
                                          -------------      -------------     --------

ZEUS robotic and surgical systems                  2                  2             --
AESOP robotic and surgical systems                22                 25             (3)
SOCRATES telementoring systems                     1                  1             --
HERMES voice control center                       42                106            (64)


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


         Revenue for the six months ended June 30, 2001 compared to the six months ended December 31, 2000.

                             Revenue by product line
                            For the Six months ended
                             (Amounts in thousands)

                                           Jun. 30, 2001      Dec. 31, 2000      Change
                                           -------------      -------------      -------

ZEUS robotic and surgical systems             $ 2,854            $  8,651        $(5,797)
AESOP robotic and surgical systems              3,321               3,102            219
SOCRATES telementoring systems                    143                  --            143
HERMES voice control center                     1,445               1,004            441
Development revenue                               372                 330             42
Recurring revenue                               1,584               1,315            269
                                              -------            --------        -------
                                              $ 9,719            $ 14,402        $(4,683)
                                              =======            ========        =======

                           Units sold by product line
                            For the six months ended

                                           Jun. 30, 2001      Dec. 31, 2000      Change
                                           -------------      -------------      -------

ZEUS robotic and surgical systems                   4                  16            (12)
AESOP robotic and surgical systems                 47                  55             (8)
SOCRATES telementoring systems                      2                  --              2
HERMES voice control center                       148                  96             52

         Revenue decreased $4,683,000 (33%) to $9,719,000 for the six (6) months ended June 30, 2001 from the previous six (6) months ended December 31, 2000. The Company's ZEUS product line was responsible for the revenue decrease. ZEUS revenue of $2,854,000 for the first six (6) months decreased $5,797,000 over the prior six (6) months ended December 31, 2000. The decrease was due to reduced demand resulting in four (4) systems shipped for the six (6) months ended June 30, 2001 versus sixteen (16) systems shipped in the prior six (6) months. AESOP revenue of $3,321,000 for the six (6) months ended June 31, 2001 increased $219,000 over the prior six (6) months ended December 31, 2000 mainly as a result of an increase in the systems average sales price. SOCRATES revenue of $143,000 for the six (6) months ended June 30, 2001 compares to no revenue for this product line for the prior six (6) months ended December 31, 2000. HERMES revenue of $1,445,000 for the six (6) months ended June 30, 2001 increased $441,000 from prior six (6) months ended December 31, 2000 due to increased demand from our HERMES alliance partner, Stryker Corporation. Development revenues of $372,000 for the six (6) months ended June 30, 2001 increased $42,000 over the prior six (6) months ended December 31, 2000 as the Company received approximately $200,000 development revenue associated with a procedure development project in the first quarter of 2001. Recurring revenues of $1,584,000 for the six (6) months ended June 30, 2001 increased $269,000 from the prior six (6) months ended December 31, 2000, as the installed base of robotic systems increased leading to more demand for parts, accessories, supplies and service.

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



        A more detailed discussion of factors that could affect the Company's future results can be found in the "Risk Factors" section of the Company's Annual Report on Form 10-K/A filed August 30, 2001 for the year ended December 31, 2000. The Company strongly encourages you to review these risk factor disclosures.



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


        The suits by the Company against Intuitive Surgical, and by Brookhill Wilks against the Company, as well as the interferences filed by Intuitive Surgical relate to potential patents covering all of the Company's products (AESOP, ZEUS, HERMES and SOCRATES product lines). See Note 6 for revenues related to each of these products.



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



DATE: August 30, 2001          COMPUTER MOTION, INC.



                               By: /s/ GORDON L. ROGERS
                                   ---------------------------------------------
                                    GORDON L. ROGERS
                                    Vice President, Chief Financial Officer
                                    and Secretary
                                    (Principal Financial and Accounting Officer)