Form 10-Q
period 2001-09-30
COMPUTER MOTION INC
filed 2001-11-14
CIK 906829

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                        COMMISSION FILE NUMBER 000-22755

                              COMPUTER MOTION, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified on in its charter)



                   DELAWARE                                  77-0458805
       -------------------------------                   ----------------
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

                                 Yes [X] No [ ]

As of November 8, 2001 there were 11,008,089 shares of the Registrant's Common Stock outstanding.

                                       COMPUTER MOTION, INC.
                                         INDEX TO FORM 10-Q

                                  QUARTER ENDED SEPTEMBER 30, 2001

INDEX                                                                      PAGE
-----                                                                      ----
PART I. - FINANCIAL INFORMATION

       Item 1. Financial Statements

               Condensed Consolidated Statements of Operations               3

               Condensed Consolidated Balance Sheets                         4

               Condensed Consolidated Statements of Cash Flows               5

               Notes to Consolidated Condensed Financial Statements          6

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                12

       Item 3. Quantitative and Qualitative Disclosures About
               Market Risk                                                  18

PART II. - OTHER INFORMATION

       Item 1. Litigation                                                   18

       Item 2. Changes in Securities and Use of Proceeds                    19

       Item 6. Exhibits and Reports on Form 8-K                             20

SIGNATURE                                                                   20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              COMPUTER MOTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Amounts in thousands, except per share amounts)

                                                         Three Months Ended                   Nine Months Ended
                                                            September 30                        September 30
                                                    ---------------------------           ---------------------------
                                                      2001               2000               2001               2000
                                                    --------           --------           --------           --------
Revenue                                             $  7,158           $  6,211           $ 16,877           $ 13,541

Cost of revenue                                        2,939              2,545              7,261              5,616
                                                    --------           --------           --------           --------

Gross profit                                           4,219              3,666              9,616              7,925
                                                    --------           --------           --------           --------

Gross profit %                                            59%                59%                57%                59%

Research & development expense                         2,744              2,983              8,384              8,552
Selling, general & administrative expense              4,390              4,235             13,728             11,504
                                                    --------           --------           --------           --------

Total operating expense                                7,134              7,218             22,112             20,056
                                                    --------           --------           --------           --------

Loss from operations                                  (2,915)            (3,552)           (12,496)           (12,131)

Interest income                                           11                 26                 87                115
Interest expense                                         (28)               (35)               (78)              (109)
Foreign currency transaction gain (loss)                   1                (22)                87                (47)
Other income/(expense)                                    --                 (8)               (19)               (35)
                                                    --------           --------           --------           --------
                                                         (16)               (39)                77                (76)

Loss before income tax provision                      (2,931)            (3,591)           (12,419)           (12,207)

Income tax provision                                       6                  6                 18                 18
                                                    --------           --------           --------           --------

Net loss                                              (2,937)            (3,597)           (12,437)           (12,225)

Dividend to Series B preferred shareholders              307                 --              3,001                 --
Dividend to warrant holders                               --              1,362                 --              1,362
                                                    --------           --------           --------           --------

Net loss available to common shareholders           $ (3,244)          $ (4,959)          $(15,438)          $(13,587)
                                                    ========           ========           ========           ========

Weighted average common shares outstanding
 used to compute net loss per share - basic
 and diluted                                          10,367              9,509             10,206              9,022
                                                    ========           ========           ========           ========

Net loss available to common
 shareholders per share - basic
 and diluted                                        $  (0.31)          $  (0.52)          $  (1.51)          $  (1.51)
                                                    ========           ========           ========           ========


See notes to condensed consolidated financial statements.

                              COMPUTER MOTION, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except par value)

                                                                       September 30, 2001  December 31, 2000
                                                                            Unaudited           (1)
                                                                       ------------------  -----------------
ASSETS
Current assets:

     Cash and cash equivalents                                               $  2,202          $  1,551
     Restricted cash                                                               80                --
     Accounts receivable                                                        7,180            12,117
     Inventories                                                                7,113             4,681
     Prepaid Expenses                                                             909               440
                                                                             --------          --------
Total current assets                                                           17,484            18,789

Property and equipment, net                                                     4,419             4,232
Other assets                                                                       63                68
                                                                             --------          --------

Total assets                                                                 $ 21,966          $ 23,089
                                                                             ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Note payable to shareholder                                             $    900          $  3,000
     Accounts payable                                                           5,252             4,431
     Accrued expenses                                                           3,539             3,486
     Deferred revenue                                                           2,702             2,185
                                                                             --------          --------
Total current liabilities                                                      12,393            13,102

Deferred revenue, net of current portion                                        1,673             1,400
Other liabilities                                                                  48                75
                                                                             --------          --------
Total liabilities                                                              14,114            14,577
                                                                             --------          --------

Mandatorily redeemable Series B convertible preferred stock
     $.001 par value, authorized 5,000,000 shares,
     outstanding at September 30, 2001; 10,024 - at
     December 31, 2000; none (Note 4)                                          11,026                --
                                                                             --------          --------

Shareholders' equity (deficit):
     Mandatorily redeemable Series B convertible
           preferred stock
     Common stock, $.001 par value, authorized 50,000,000
           shares outstanding - at September 30, 2001;
           10,796 - at  December 31, 2000; 10,151 shares                           11                10
     Additional paid-in capital                                                76,972            73,445
     Deferred compensation                                                       (392)             (605)
     Accumulated deficit                                                      (79,723)          (64,284)
     Other comprehensive loss                                                     (42)              (54)
                                                                             --------          --------
Total shareholders' equity (deficit)                                           (3,174)            8,512
                                                                             --------          --------

Total liabilities & equity (deficit)                                         $ 21,966          $ 23,089
                                                                             ========          ========

(1) Derived from audited financial statements as of December 31, 2000 See notes to condensed consolidated financial statements.

                            COMPUTER MOTION, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                           (Amounts in thousands)

                                                                        Nine Months Ended
                                                                           September 30
                                                                    --------------------------
                                                                      2001              2000
                                                                    --------          --------
Cash flows from operating activities:

    Net loss                                                        $(12,437)         $(12,225)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                    1,243             1,003
      Provision for doubtful accounts and sales allowances               250               660
      Amortization of deferred compensation                              128               103
      Other                                                              (22)              (83)

      Decrease/(increase) in:
        Accounts receivable                                            4,688            (1,736)
        Inventories                                                   (2,432)              242
        Prepaid expenses                                                (469)             (121)

      Increase/(decrease) in:
        Accounts payable                                                 821              (530)
        Accrued expenses                                                  53               803
        Deferred revenue                                                 790             1,470
                                                                    --------          --------
        Net cash used in operating activities                         (7,387)          (10,414)
                                                                    --------          --------

Cash flows from investing activities:

    Purchases of property and equipment                               (1,425)           (2,387)
    Decrease in marketable securities                                     --             3,224
    Increase in restricted deposits                                      (80)               --
                                                                    --------          --------
        Net cash provided by (used in) investing activities           (1,505)              837
                                                                    --------          --------

Cash flows from financing activities:

    Net proceeds from preferred stock issuance                         9,610                --
    Proceeds from note payable to shareholder                            900             1,500
    Repayment of  note payable to shareholder                         (3,000)               --
    Proceeds from common stock and warrant issuance                    2,020             7,978
    Proceeds from stock options                                           --               455
    Comprehensive gain (loss)                                             13              (133)
                                                                    --------          --------
        Net cash provided by financing activities                      9,543             9,800
                                                                    --------          --------

        Increase in cash and cash equivalents                            651               223

Cash and cash equivalents at beginning of period                       1,551             4,297
                                                                    --------          --------

Cash and cash equivalents at end of period                          $  2,202          $  4,520
                                                                    ========          ========


See notes to condensed consolidated financial statements.

                              COMPUTER MOTION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

        The operating results of the interim periods presented are not necessarily indicative of the results expected for the year ending December 31, 2001 or for any other interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Computer Motion, Inc. ("the Company") Annual Report on Form 10-K/A, filed on August 30, 2001, for the year ended December 31, 2000 as filed with the Securities and Exchange Commission ("SEC") including all amendments thereto. As shown in the accompanying financial statements, the Company continues to incur losses and negative cash from operations. At September 30, 2001 the Company had cash and cash equivalents of approximately $2.2 million. The Company is currently consuming cash at a rate of approximately $800,000 per month. Unless the Company secures additional financing or shows adequate availability under the existing equity based line of credit prior to March 31, 2002, the Company's auditors have informed the Company that their report on the December 31, 2001 financial statements will include a going concern qualification. Currently, the Company has engaged several investment banking firms to raise additional funds over the next few months.

        The Company applies the provisions of Staff Accounting Bulleting No. 101 (SAB 101) when recognizing revenue. SAB 101 states that revenue generally is realized or realizable and earned when all of the following criteria are met: a) persuasive evidence of an arrangement exists, b) delivery has occurred or the services have been rendered, c) the seller's price to the buyer is fixed or determinable, and d) collectibility is reasonably assured.

        The Company recognizes revenue from the sale of products to end-users, including supplies and accessories, once shipment has occurred , (as the Company's general terms are FOB shipping point. In those few cases where the customers terms are FOB their plant, revenue is not recognized until the Company receives a signed delivery and acceptance certificate), and all of the conditions of SAB 101 (items a). through d). as identified above) have been met. Revenue is recognized from the performance of services as the services are performed.

        The Company recognizes revenue from the sale of products to distributors, including supplies and accessories, once shipment has occurred, (as the Company's general terms are FOB shipping point ), and all of the conditions of SAB 101 have been met. The Company's distributors do not have rights of return or cancellation. Revenue from distributors which does not meet all of the requirements of SAB 101 are deferred and recognized upon the sale of the product to the end user.

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

        The net loss per share for the nine (9) months ended September 30, 2001 has been adjusted to include the fair value of 554,831 additional warrants provided to the shareholders of the Company's Mandatorily Redeemable Series B Convertible Preferred Stock of $1,536,000, a beneficial conversion feature of $1,066,000, a dividend of $153,000, and amortization of $246,000 on a dividend of $5,030,000 for the additional shares due to reset provisions (see Note 4 of consolidated condensed financial statements) of the Company's Common Stock based on the adjusted Series B Preferred Stock conversion price of $3.84. The Company is required to recognize these items as a dividend in the net loss computation for loss per share available to common shareholders. The dividend feature of the Mandatorily Redeemable Series B Convertible Preferred Stock Agreement includes a cumulative 4.9% dividend which resulted in a $153,000 dividend for the nine (9) months ended September 30, 2001 (See Note 4 of notes to condensed financial statements). Loss per share information is as follows:

                                                                   Nine months ended
                                                                   September 30, 2001
                                                                       (Unaudited)
                                                    Amounts in thousands, except per share amounts
                                                    ----------------------------------------------
                                                              Amount         Per share
                                                            ----------       ---------
Unaudited per share data - basic and diluted:

Net Loss and net loss per share--(Unaudited)                 $(12,437)         $(1.22)

Fair Value of warrants issued in connection with the
     Series B Convertible Preferred Stock                      (1,536)          (0.15)

Cumulative dividend on the Series B Convertible
     Preferred Stock                                             (153)          (0.01)

Additional shares issued due to a reset provision
     of the Series B Convertible Preferred Stock                 (246)          (0.02)

Beneficial Conversion feature of the Series B
     Convertible Preferred Stock                               (1,066)          (0.10)
                                                             --------          ------

Net loss available to common shareholders
     and net loss per share                                  $(15,438)         $(1.51)
                                                             --------          ------

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

NOTE 4. MANDATORILY REDEEMABLE SERIES B CONVERTIBLE PREFERRED STOCK

        On February 16, 2001, the Company, sold and issued 10,024 shares of its Mandatorily Redeemable Series B Convertible Preferred Stock at a purchase price of $1,000 per share for an aggregate amount of $10,024,000 and concurrently therewith issued warrants for the purchase of up to 554,831 shares of the Company's Common Stock, in a private placement with several investors, ($3 million of which was used to repay the note payable to Robert W. Duggan, the Company's Chairman and Chief Executive Officer). The Preferred Stock has a three
(3) year maturity and was initially convertible into shares of the Company's Common Stock at $5.77 per share. The initial conversion price is subject to adjustment on the six (6) month and nine (9) month anniversaries of the closing date of the private placement, whereupon the conversion price shall be subject to reset to the average of the ten (10) lowest closing prices for the Company's Common Stock as quoted on the National Association of Stock Dealers Automated Quotation ("NASDAQ") National Market during the twenty (20) consecutive dates immediately prior to each adjustment date if such average is lower than the initial conversion price; provided, however, that the conversion price shall not be reset below $2.72 per share. On August 16, 2001 the conversion price was adjusted to $3.84, which allows the preferred shareholders an additional 871,796 shares under the agreement. On November 16, 2001 the conversion price is subject to another adjustment which may be above or below $3.84, but subject to the floor conversion price of $2.72 per share. The investors shall receive a preferred annual dividend payable in stock or cash, at the Company's option, at a rate of 4.90%. In addition, the investors were granted five (5) year warrants to purchase an aggregate of approximately 554,831 shares of the Company's Common Stock at an exercise price of $8.12 per share the fair of the Warrants was calculated to be $1,536,000 using the Black-Scholes options pricing model.

        Pursuant to Section 3.1 of the Registration Rights Agreement, the Company agreed to use its best efforts to effect the registration of the Resale Shares by May 17, 2001 (the "Effectiveness Deadline") or be subject to penalties of 2% of the initial purchase price of the Series B Shares for each month delay. The Company filed a registration statement on Form S-3 (File No. 333-58962) which was subject to a lengthy review by the Securities and Exchange Commission (the "SEC"). Due to this extended review process, the registration statement for the Resale Shares was not declared effective until September 24, 2001. Since effectiveness of the registration statement exceeded the Effectiveness Deadline by four months and seven days, the Investors are entitled to receive additional Series B Convertible Preferred Stock of 8.47% of the face amount of the Series B Shares purchased by each Investor. The fair value of the penalty shares of $849,000 has been recorded as a direct cost of the Series B Convertible Preferred Stock offering.

NOTE 5. EQUITY-BASED LINE OF CREDIT

        On March 30, 2001 the Company entered into the Equity Line Agreement with Societe Generale, under which the Company may issue and sell, from time to time, shares of its Common Stock for cash consideration up to an aggregate of $12 million. Pursuant to the requirements of Equity Line Agreement, the Company filed a registration statement on Form S-2 with the SEC on September 21, 2001 in order to permit Societe Generale to resell to the public any shares that it acquires pursuant to the Equity Line Agreement. Commencing September 21, 2001 the effective date of this registration statement and continuing for twenty-four
(24) months thereafter, the Company may from time to time at its sole discretion, and subject to certain restrictions set forth in the Equity Line Agreement, sell, or "draw down", shares of its Common Stock to Societe Generale at an initial purchase price equal to 91% of the daily volume weighted average of the price of the Company's Common Stock for each day during the specified purchase period. A draw down can be made after five trading days have elapsed from the date of the delivery of the last draw down notice in amounts ranging from a minimum of $75,000 to a maximum of $250,000, depending on the trading volume and the market price of the Common Stock at the time of each draw down.

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

                             Revenue by product line
                           For the three months ended
                             (Amounts in thousands)

                                       Sep. 30, 2001   Jun. 30, 2001   Mar. 30, 2001   Sep. 30, 2000   Jun. 30, 2000   Mar. 30, 2000
                                       -------------   -------------   -------------   -------------   -------------   -------------
ZEUS robotic and surgical systems          $ 2,631         $ 1,359         $ 1,495         $ 3,236         $ 2,779         $   (48)
AESOP robotic and surgical systems           2,414           1,359           1,962           1,730           1,798             696
SOCRATES telementoring systems                 305              88              55              65              --              --
HERMES voice control center                    573             352           1,093             469             588            (113)
Development revenue                            268              69             303             184             373             365
Recurring revenue                              967             776             808             527             424             468
                                           -------         -------         -------         -------         -------         -------
                                           $ 7,158         $ 4,003         $ 5,716         $ 6,211         $ 5,962         $ 1,368


                           Units sold by product line
                           For the three months ended

                                         Sep. 30, 2001   Jun. 30, 2001   Mar. 31, 2001  Sep. 30, 2000   Jun. 30, 2000  Mar. 31, 2000
                                         -------------   -------------   -------------  -------------   -------------  -------------
ZEUS robotic and surgical systems                4               2               2               6               5               0
ZEUS robotic and surgical upgrades               3               0               0              --               0               0
AESOP robotic and surgical systems              34              22              25              28              31              12
SOCRATES telementoring systems                   4               1               1               1               0               0
HERMES voice control center                     75              42             106              40              59               0


Export sales are made by the United States operations to the following geographic locations:

                           For the three months ended
                             (Amounts in thousands)

                                       Sep. 30, 2001   Jun. 30, 2001   Mar. 31, 2001   Sep. 30, 2000   Jun. 30, 2000   Mar. 31, 2000
                                       -------------   -------------   -------------   -------------   -------------   -------------
Canada                                     $    --         $    --         $    --         $    --         $    --         $    --
Europe and the Middle East                   3,240             449           1,353           2,915             280             348
Asia                                           367              24             195           2,368           2,448              48
South America                                  172              97              --              --              --              --
                                           -------         -------         -------         -------         -------         -------
                                           $ 3,779         $   570         $ 1,548         $ 5,283         $ 2,728         $   396

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

        On March 30, 2001, Intuitive Surgical, Inc. and IBM Corporation filed suit alleging that the Company's AESOP(R) robotic endoscope positioning system ("AESOP"), HERMES(TM) Control Center ("HERMES") and ZEUS products infringe upon United States Patent No. 6,201,984 which was recently issued on March 13, 2001. The complaint seeks damages, a preliminary injunction, a permanent injunction, costs and attorneys fees. A preliminary review of the claims of this patent reveals that each claim is limited to a surgical system employing voice recognition for control of a surgical instrument. As this patent was only recently issued and as the Company has not had prior notice of this patent or the claims of this patent, the Company is currently evaluating the allegations of patent infringement and the validity of the patent. The parties have served discovery requests of each other. Discovery in the case is ongoing and the Company is continuing to investigate its defenses.

Note 8. Other Comprehensive Income (Loss):

        Other comprehensive income (loss) results from the foreign currency translation adjustment upon the translation of the accounts of the Company's wholly-owned French subsidiary, Computer Motion, S.A. Other comprehensive income for the three months ended September 30, 2001 was $121,000 and for the nine months ended September 30, 2001 was $13,000.

Note 9. New Accounting Pronouncements:

       The FASB recently approved two pronouncements: SFAS No 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", which provide guidance on the accounting for business combinations to be accounted for using the purchase method. Under the new rules, goodwill will no longer be subject to amortization over its useful life. Rather, goodwill will be subject to at least an annual impairment assessment. This assessment is a fundamentally different two-step approach and is based on a comparison between a reporting unit's fair value and its carrying value. Intangible assets have newly defined criteria and will be accounted for separately from goodwill and will continue to be amortized over their useful lives. The Company plans to adopt these pronouncements on January 1, 2002. The Company does not expect that the adoption of these standards will have any impact on its results of operations or its financial position.

       In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS
144). SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" , for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also resolves significant implementation issues related to Statement 121. The Company does not expect that the adoption of SFAS No. 144 will have any impact on its results of operations or its financial position.

Note 10. Subsequent Events:

        On February 16, 2001, the Company issued 10,024 shares of Series B Stock for an aggregate purchase price of $10,024,000 to certain institutional investors and Company executives. Under the Certificate of Designations (the "Certificate of Designations"), setting forth the preferences, rights and limitations of the Series B Stock, filed with the Delaware Secretary of State on February 16, 2001, and set forth in Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on March 26, 2001, the Series B Stock had certain features which could be classified as "redemptive" provisions. As a result, the value of the Series B Stock was initially classified in the mezzanine section of the condensed balance sheet in its Quarterly Report on Form 10-Q for the period ended June 30, 2001. However, in October 2001, the Company took certain proactive measures to ensure that under accounting rules the Series B Shares are considered a component of equity in computing the Company's net tangible assets.

        The Company addressed two forms of redemptive rights. First, on February 16, 2004, the Company must redeem all outstanding shares of Series B Stock. Pursuant to Section 3(b) of the Certificate of Designations, the Company may satisfy this redemption obligation by either delivering (i) an amount of shares of Common Stock determined by dividing the stated value for the Series B Stock plus any other amounts that may be due from the Company with respect thereto by the conversion price then in effect or (ii) an amount of cash equal to stated value for the Series B Stock plus any other amounts that may be due from the Company with respect thereto pursuant to the Certificate of Designations. However, on October 2, 2001 the Company's Board of Directors adopted resolutions to irrevocably obligate the Company to redeem the outstanding shares of Series B Stock by delivering shares of the Company's Common Stock.

        The Company and the purchasers of the Series B Stock also entered into a Registration Rights Agreement, dated February 16, 2001 (the "Registration Statement"), whereby the Company agreed to register its shares of Common Stock issuable upon conversion of the Series B Stock. This Registration Statement was filed as Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on March 26, 2001. Pursuant to Section 2.1(a) of the Registration Rights Agreement, the holders of Series B Stock were able, by delivery of written notice, to demand redemption of their Series B Stock at a price equal to the 115% of the stated value of the Series B Stock plus dividends accumulated thereon because the Company's registration statement for the shares of Common Stock issuable upon conversion of the Series B Stock was not declared effective by the Securities and Exchange Commission within 180 days from the date of the Registration Agreement, or August 16, 2001. However, the Company solicited a written waiver of this redemption right effective upon September 24, 2001, the actual effective date of the registration statement.

        Having taken these steps to remove the "redemption" rights bestowed upon the Series B Stock, the Company is able to issue the following Pro Forma Balance Sheet reflecting the reclassification of Mandatorily Redeemable Series B Convertible Preferred Stock to shareholders' equity.

                              COMPUTER MOTION, INC.

                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except par value)

                                                                          Pro forma     September 30, 2001
                                                   September 30, 2001     adjustment        adjusted
                                                        Unaudited         Unaudited         Unaudited
                                                   ------------------     ----------    ------------------
ASSETS
Current assets:

   Cash and cash equivalents                             $  2,202          $     --          $  2,202
   Restricted cash                                             80                --                80
   Accounts receivable                                      7,180                --             7,180
   Production Inventory                                     5,310                --             5,310
   Consigned inventory                                      1,803                --             1,803
   Inventories                                              7,113                --             7,113
   Prepaid Expenses                                           909                --               909
                                                         --------          --------          --------
Total current assets                                       17,484                --            17,484

Property and equipment, net                                 4,419                --             4,419
Other assets                                                   63                --                63
                                                         --------          --------          --------

Total assets                                             $ 21,966          $     --          $ 21,966
                                                         ========          ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Note payable to shareholder                           $    900          $     --          $    900
   Accounts payable                                         5,252                --             5,252
   Accrued expenses                                         3,539                --             3,539
   Deferred revenue                                         2,702                --             2,702
                                                         --------          --------          --------
Total current liabilities                                  12,393                --            12,393

Deferred revenue, net of current portion                    1,673                --             1,673
Other liabilities                                              48                --                48
                                                         --------          --------          --------
Total liabilities                                          14,114                --            14,114
                                                         --------          --------          --------

Mandatorily redeemable Series B convertible
  preferred stock (Note 4)                                 11,026           (11,026)               --
                                                         --------          --------          --------

Shareholders' equity (deficit):
   Mandatorily redeemable Series B convertible
    preferred stock, $.001 par value, authorized
    5,000,000 shares, outstanding at
    September 30, 2001; 10,024 - at December 31, 2000;
    none; at redemption value                                              $ 11,026          $ 11,026
   Common stock, $.001 par value, authorized
    50,000,000 shares, outstanding - at September 30,
    2001; 10,796 - at December 31, 2000; 10,151 shares         11                --                11
   Additional paid-in capital                              76,972                --            76,972
   Deferred compensation                                     (392)               --              (392)
   Accumulated deficit                                    (79,723)               --           (79,723)
   Other comprehensive loss                                   (42)               --               (42)
                                                         --------          --------          --------
Total shareholders' equity (deficit)                       (3,174)           11,026             7,852
                                                         --------          --------          --------

Total liabilities & equity (deficit)                     $ 21,966          $     --          $ 21,966
                                                         ========          ========          ========


            See notes to condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially due to factors that include, but are not limited to, the risks discussed herein under "Risk Factors That May Affect Future Results" as well as those discussed in the "Risk Factors That May Affect Future Results" section of the Company's Annual Report on Form 10-K/A filed on August 30, 2001 for the year ended December 31, 2000.

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

        The Company's AESOP is Food and Drug Administration ("FDA") cleared. AESOP allows direct surgeon control of the endoscope through simple verbal commands, eliminating the need for a member of a surgical staff to manually control the camera and providing a more stable and sustainable endoscopic image. The Company believes that AESOP is the world's first FDA-cleared robot and first voice control interface for a surgical device. Six hundred and thirty-four (634) AESOP units have been sold worldwide, which the Company believes have been used to perform over 155,000 procedures.

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

        The Company's ZEUS is designed to fundamentally improve a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive surgical procedures, including fully endoscopic coronary artery bypass grafts ("E-CABG(TM)") on a beating heart, which are currently very difficult or impossible to perform endoscopically. ZEUS is comprised of three (3) surgeon-controlled robotic arms, one (1) of which positions the endoscope and two (2) of which manipulate surgical instruments. The Company believes that ZEUS will improve a surgeon's dexterity and precision and enhance visualization of, and access to confined operative sites. The Company also believes that new minimally invasive surgical procedures performed with ZEUS will result in reduced patient pain and trauma, fewer complications, lessened cosmetic concerns and shortened convalescent periods and will increase the number of patients qualified for certain surgical procedures. In addition, the Company believes that an increase in minimally invasive procedures will ultimately result in lower overall healthcare costs to providers, payors and patients. The Company has received the first in a series of FDA 510(k) approvals for ZEUS in October 2001. This 510(k) approval allows ZEUS to be used with blunt dissectors, retractors, traumatic graspers and stabilizers during laparoscopic and thorascopic surgery. The Company has completed feasibility clinical trials for both ZEUS-based tubal reanastomosis procedures and ZEUS-based cardiac procedures under Investigational Device Exemptions ("IDE") and is currently enrolling patients. The Company has commenced multi-center randomized control trials for coronary artery bypass ("CABG"), thorascopic surgery, and general laparoscopic surgery. The Company is conducting a feasibility clinical trial in which ZEUS is being used in mitral valve repair and replacement surgery.

        The Company's SOCRATES(TM) ("SOCRATES") Telementoring System received FDA 510(k) clearance in October 2001 and it enables remote access to HERMES networked devices via proprietary software and teleconferencing components. SOCRATES allows an operative surgeon to virtually, cost effectively, and on an as-needed basis, communicate with a remote surgeon. SOCRATES also enables the remote surgeon to help direct a surgical procedure thereby augmenting the operative surgeon's prior training experience.

        SOCRATES enhances the utility of the HERMES with the AESOP(R) HERMES-Ready(TM) system by providing shared-remote control capability of the endoscope. In addition, SOCRATES provides the remote surgeon with an interface to the HERMES-Ready AESOP(R) system, enabling the remote surgeon to share control of the endoscope with the operative surgeon. AESOP's precision and stability ensure the remote surgeon's views are tremor-free and accurately positioned. It is common for surgeons to remotely collaborate, however, without SOCRATES a remote surgeon is typically only able to view video of a procedure and provide feedback through video overlay and verbal commands. SOCRATES enhances this collaboration by making it more interactive.

        The Company has sustained significant losses since inception and for the three (3) years ended December 31, 2000 and the nine (9) months ended September 30, 2001, the Company has incurred net losses of $16,349,000, $13,375,000, $11,545,000 and $12,437,000, respectively. In addition, the Company has incurred net losses from operations since inception and has an accumulated deficit of $79,723,000 as of September 30, 2001. We expect to incur additional losses as we continue spending for research and development efforts, clinical trials, manufacturing capacity and sales force improvement. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will ever achieve significant commercial revenues, particularly from sales of our ZEUS product line, which is still under development and awaiting additional FDA approvals, or that we will become profitable. In the first quarter of 2001, we initiated a number of cost reductions including layoffs, changes in our salary structure, and reductions in travel, which we believe will eliminate approximately $4,000,000 in expenses in 2001, thus lowering our breakeven point. It is possible that we may encounter substantial delays or incur unexpected expenses related to the market introduction and acceptance of the ZEUS platform, or any future products. If the time required to generate significant revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations.

RESULTS OF OPERATIONS

        The Company does not believe that there are material seasonal trends. Since the first quarter of 1998, the Company has had quarter over quarter increases in revenues in all but four quarters. The Company is penetrating only a small fraction of the total potential market for its products. The Company does not encounter direct competition for the AESOP or HERMES products. The Company only has one competitor for its ZEUS product. Because its AESOP, HERMES, and ZEUS products are comprised of relatively new technologies, and because the current customer profiles are made of early adopters that share pioneering vision for these new technologies. The Company does not believe that there is any statistical significance to its quarterly increase or decrease variations in business levels. The Company's challenge in increasing market share today involve market acceptance and adoption of these new technologies. The Company believes that statistical significance in any increases or decreases will not occur until the larger mass market acceptance and adoption of the Company's products takes place. In addition, the sales cycle for capital medical equipment, especially innovative equipment such as that offered by the Company, has at least a three (3) to six (6) month selling cycle. Thus, sales in the fourth quarter originate in the third quarter, and sales in the first quarter originate in the fourth quarter of the prior year. In the fourth quarter, prospecting for new sales tend to fall off since the focus is on closing sales for the current calendar year and the fewer working days available due to the holiday season.

        With the above understanding, the following analysis of the quarterly changes is as follows: (Data is contained in Note 6 to Condensed Consolidated Financial Statements).

Three months ended September 30, 2001 compared to the three months ended September 30, 2000.

        Revenue. Revenue increased $947,000 (15%) to $7,158,000 for the three
(3) months ended September 30, 2001 from $6,211,000 for the same period in 2000. Except for ZEUS product line, revenue increased on all of the other Company's product lines over the prior year. ZEUS revenue of $2,631,000 for the quarter decreased $605,000 over last year's second quarter of $3,236,000 due to fewer systems shipped. AESOP revenue of $2,414,000 for the quarter increased $684,000 over last year's second quarter of $1,730,000 due to increased systems shipped. HERMES revenue of $573,000 for the quarter increased $104,000 over last year's second quarter of $469,000 as our OEM partner, Stryker Corporation, ordered more units than the previous year. SOCRATES revenue of $305,000 for the quarter increased $240,000 over last year's second quarter of $65,000 due to increased units shipped. Development revenues of $268,000 Increased $84,000 over last year's third quarter of $184,000. During the third quarter, the Company recorded $250,000 as development revenue from the Lindbergh project which was the first major trans-Atlantic telesurgical operation. On a continuing basis, these revenues will decrease over time, as the development agreements begin to expire through 2001. Recurring revenues of $967,000 for the quarter increased $440,000 over last year's third quarter, as the installed base of robotic systems increased leading to more sales of parts, accessories, supplies and service.

        Gross Profit. Gross profit increased $553,000 (15%) to $4,219,000 for the three (3) months ended September 30, 2001 from $3,666,000 for the same period in 2000. Gross profit percentage remained at 59% in both the third quarter 2001 and the third quarter 2000.

        Research and Development. Research and development expense decreased $239,000 (8%) to $2,744,000 for the three (3) months ended September 30, 2001 from $2,983,000 for the same period in 2000, primarily as a result of the transfer of the clinical development specialists from research and development to selling expense. This transfer was made in the second quarter of 2001 due to the fact that the duties of the clinical development specialist had changed from a product development role to a clinical support role. Decreased spending over prior years for initial patent filings and professional fees account for the remaining decreased expenditures. The Company expects research and development expenditures to increase over the remaining year as the increased cost for accelerated clinical trials are only partially offset by the Company's plan to reduce the other research and development expenses.

        Selling, General and Administrative. Selling general and administrative expense increased $155,000 (4%) to $4,390,000 for the three (3) months ended September 30, 2001 from $4,235,000 for the same period 2000. The increase was due mainly to the addition of sales personnel and commissions as the Company expanded its worldwide sales, service and training capability, and, includes the transfer of the clinical development specialists explained above. Professional fees increased related to the patent infringement lawsuit the Company has filed against a competitor and certain claims filed against the Company that are also related to patent infringement. The Company expects selling, general and administrative expense to increase slightly over the remainder of the year as a result of the Company's plan to increase revenue is the last quarter.

        Other Expense (Income). Other expense decreased $23,000 to $16,000 for the three (3) months ended September 30, 2001, compared to other expense of $39,000 for the three (3) months ended September 30, 2000. Decreases in interest expense, foreign currency transaction loss and other expense account for change over the prior year.

        Income Taxes. Minimal provisions for state franchise taxes have been recorded on the Company's pre-tax losses to date. As of December 31, 2000, the Company had federal and state net operating loss ("NOL") carryforwards of approximately of $52,747,000 and $9,085,000, respectively which are available to offset future carryforwards for seven (7) years after the year of loss. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding its realization.

        Net Loss. The net loss for the third quarter 2001 was $2,937,000 ($.39 per share) compared to $3,597,000 ($.52 per share) for the third quarter 2000 as increased gross profit derived from increased revenue combined with decreased operating expenses resulted in a reduction of the net loss for the third quarter 2001. Weighted average shares increased from 9,509,000 to 10,367,000 mainly as a result of issuance of shares of under the Company's employee stock purchase plan, private placement and warrant.

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

        Revenue. Revenue increased $3,336,000 (25%) to $16,877,000 for the nine
(9) months ended September 30, 2001 from $13,541,000 for the same period in 2000. Except for the decrease in development revenue and the Zeus product line all of the other Company's product lines had increased revenues over the prior year. AESOP revenue increased $1,511,000 (36%), HERMES revenue increased $1,074,000 (114%), recurring revenue increased $1,132,000 (80%) and ZEUS revenues decreased $482,000 (8%) over the same period in 2000. SOCRATES revenue increased $383,000 (589%) while development revenues decreased $282,000 (30%), on a continuing basis, these revenues will decrease over time, as the development agreements begin to expire through 2001.

        Gross Profit. Gross profit increased $1,691,000 (21%) to $9,616,000 for the nine (9) months ended September 30, 2001 from $7,925,000 for the same period in 2000. Gross profit as a percentage of sales decreased slightly to 57% from 59% between the two periods.

        Research and Development. Research and development expense decreased $168,000 (2%) to $8,384,000 for the nine (9) months ended September 30, 2001 from $8,552,000 for the same period in 2000, primarily due to the transfer of the clinical development specialists from research and development to selling expense in the second quarter.

        Selling, General and Administrative. Selling general and administrative expense increased $2,224,000 (19%) to $13,728,000 for the nine (9) months ended September 30, 2001 from $11,504,000 for the same period in 2000. The increase was due mainly to the addition of sales personnel and commissions as the Company expanded its worldwide sales, service and training capability, and, includes the transfer of the clinical development specialists.

Professional fees increased substantially related to the patent infringement lawsuit the Company has filed against a competitor and certain claims filed against the Company that are also related to patent infringement.

        Other Expense (Income). Other income increased $153,000 to $77,000 for the nine (9) months ended September 30, 2001, compared to other expense of $76,000 for the same period in 2000. The increase is due mainly to foreign currency transaction income in 2001 versus a foreign currency transaction loss in the prior year.

        Net Loss. The net loss for the nine (9) months of 2001 was $12,437,000 ($1.60 per share) compared to $12,225,000 ($1.51 per share) for the same period in 2000 as increased gross profit derived from increased revenue was more than offset by the sum of increased operating expenses. Weighted average shares increased from 9,022,000 to 10,206,000 mainly as a result of the issuance of shares of under the Company's employee stock purchase plan and Company's private placement and warrant exercise.

Revenue for the three months ended September 30, 2001 compared to the three months ended June 30, 2001.

        Revenue increased $3,155,000 (79%) to $7,158,000 for the three (3) months ended September 30, 2001 from $4,003,000 for the second quarter 2001. All of the other Company's product lines had increased revenues over the prior quarter ZEUS revenue of $2,631,000 for the quarter increased $1,272,000 (94%) over the previous quarter due to increased demand resulting in four (4) systems shipped and three (3) upgrades shipped in the quarter. AESOP revenue of $2,414,000 for the quarter increased $1,055,000 (78%) over the prior quarter mainly as a result of an increase in systems shipped to a total of 34 units shipped in the quarter. HERMES revenue of $573,000 for the quarter increased $221,000 (63%) from prior quarter due to increased demand from our HERMES alliance partner, Stryker Corporation. During the third quarter the Company recorded $250,000 as development revenue from the Lindbergh project which was the first major trans-Atlantic telesurgical operation. On a continuing basis, these revenues will decrease over time, as the development agreements begin to expire through 2001. Recurring revenues of $967,000 for the quarter increased $191,000 (25%) over the prior quarter, as the installed base of robotic systems increased leading to more demand for parts, accessories, supplies and service.

FINANCIAL CONDITION

        Since its inception, the Company's expenses have exceeded its revenues, resulting in an accumulated deficit of $79,723,000 as of September 30, 2001. Other than its initial public offering, the Company had primarily relied on proceeds from issuance of Preferred and Common Stock and bridge debt financing to fund its operations.

        At September 30, 2001, the Company's current ratio (current assets divided by current liabilities) was 1.4 to 1 versus 1.4 to 1 at December 31, 2000, reflecting a minor decrease of approximately $1,300,000 to current assets as a minor decrease of approximately $700,000 to current liabilities.

        For the nine (9) months ended September 30, 2001, the Company's use of cash in operating activities of $7,387,000 was primarily attributable to the net loss, increase in inventories of $2,432,000 offset by the decreases in accounts receivable of $4,688,000.

        Cash outflow from purchases of plant and equipment was $1,425,000 for the nine (9) months ended September 30, 2001. The Company currently has no material commitments for capital expenditures. For the nine (9) months ended September 30, 2001, net cash provided by financing activities of $9,543,000 was primarily the result of the Mandatorily Redeemable Series B Convertible Preferred Stock issuance, a Common Stock private placement offset by the repayment of the promissory note payable to Mr. Duggan of $3,000,000 along with the proceeds of additional borrowing on a promissory note payable to Mr. Duggan of $900,000 at the end of September, 2001.

The Company's operations to date have consumed substantial amounts of cash, and the Company expects its capital and operating expenditures to continue to exceed proceeds from ongoing sales at least through 2001. The Company's need for additional financing will depend upon numerous factors, including, but not limited to, the extent and duration of the Company's future operating losses, the level and timing of future revenues and expenditures, the progress and scope of clinical trials, the timing and costs required to receive both United States and international governmental approvals or clearances, market acceptance of new products, the results and scope of ongoing research and development projects, the costs of training physicians to become proficient in the use of the Company's products and procedures, the cost of developing appropriate sales and marketing capabilities, and the cost and outcome of current litigation brought by and brought against the Company. To the extent that existing resources are insufficient to fund the Company's activities, the Company will seek to raise additional funds through public or private financing. As part of this plan in February 2001, the Company raised $10,024,000, ($3 million of which was used to repay the promissory note payable to Mr. Duggan) in a private placement transaction (see Note 4). On March 30, 2001, the Company secured an equity-based line of credit from Societe Generale. Under the terms of this line of credit the Company may draw down as much as $12,000,000 in exchange for registered shares of the Company's Common Stock (see
Note 5). On July 24, 2001, the Company raised through a private placement $2,000.000 from the sale of 580,384 shares of Common Stock to its officers to help fund clinical trials toward FDA approval of the Company's ZEUS product. The Company believes that its current cash and cash equivalents, together with available borrowings under its equity line of credit, will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for at least twelve (12) months. If the Company requires further capital to grow its business, execute its operating plan or obtain FDA approvals at any time in the future or any other reasons the Company may seek to sell additional equity or debt securities, which may result in additional dilution to the shareholders. There is no assurance that adequate funds would be available on acceptable terms, if at all. As shown in the financial statements previously presented, the Company continues to incur losses and negative cash from operations. As of September 30, 2001 the Company had cash and cash equivalents of approximately $2.2 million. The Company is currently consuming cash at a rate of approximately $800,000 per month. Unless the Company secures additional financing prior to March 31, 2002, or shows adequate availability under the existing Equity-Base Line of Credit, the Company's auditors have informed the Company that their report on the December 31, 2001 financial statements will include a going concern qualification. Currently, the Company has engaged several investment banking firms to raise additional funds over the next few months.

        The Company's financial instruments include cash and short-term investment grade debt securities. At September 30, 2001, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, the Company does not have significant overall currency exposure at September 30, 2001.

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

        2. Since the Company's operating expenditures currently exceed its revenues, failure to raise additional capital or generate required working capital could reduce the Company's ability to compete and prevent the Company from taking advantage of market opportunities.

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

        21. Holders of the Company's Mandatorily Redeemable Series B Convertible Preferred Stock and the party to its Equity Line Financing Agreement could engage in short selling to increase the number of shares of its securities issuable upon conversion of their shares of Mandatorily Redeemable Series B Convertible Preferred Stock or issuable pursuant to the terms of the Equity Line Financing Agreement.

        22. Conversion of the Company's Mandatorily Redeemable Series B Convertible Preferred Stock and exercise of certain warrants could adversely affect the market price of its Common Stock and dilute existing stockholders.

        23. The Company's ability to successfully conduct business operations and operate profitably could be limited if it is obligated to redeem a substantial portion of its Mandatorily Redeemable Series B Convertible Preferred Stock.

        A more detailed discussion of factors that could affect the Company's future results can be found in the "Risk Factors" section of the Company's Annual Report on Form 10-K/A filed August 30, 2001, for the year ended December 31, 2000. The Company strongly encourages you to review these risk factor disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company's financial instruments include cash and short-term investment grade debt securities. At September 30, 2001 the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

        It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, the Company does not have a significant currency exposure at September 30, 2001.

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

        On February 21, 2001, Brookhill-Wilk filed suit against the Company alleging that the Company's ZEUS platform infringes upon Brookhill-Wilk United States Patent Nos. 5,217,005 and 5,368,015. Brookhill-Wilk's complaint seeks damages, attorney's fees and increased damages alleging willful patent infringement. The Company does not believe that its ZEUS platform currently infringes either patent and that both patents are invalid. On March 21, 2001, the Company served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On July 13, 2001, the Company filed a motion for summary judgement addressing on issue of the patent validity. At present, the motion has been fully briefed and the Company is awaiting a hearing on the motion.

        On March 30, 2001, Intuitive Surgical, Inc. and IBM Corporation filed suit alleging that the Company's AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984 which was recently issued on March 13, 2001. The complaint seeks damages, a preliminary injunction, a permanent injunction, costs and attorneys fees. A preliminary review of the claims of this patent reveals that each claim is limited to a surgical system employing voice recognition for control of a surgical instrument. As this patent was only recently issued and as the Company has not had prior notice of this patent or the claims of this patent, the Company is currently evaluating the allegations of patent infringement and the validity of the patent. The parties have currently served discovery requests of each other.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Mandatorily Redeemable Series B Convertible Preferred Stock Offering

        On February 16, 2001, the Company, entered into a Securities Purchase Agreement with Societe Generale, Catalpa Enterprises, Ltd., Baystar Capital, L.P., Baystar International, Ltd., Robert W. Duggan, the Company's Chairman of the Board of Directors and Chief Executive Officer, Mahkam Zanganeh, the Company's Vice President European, Middle East and African Operations, and Jeffrey O. Henley, a member of the Company's Board of Directors. Under the Purchase Agreement, the Company sold a total of 1,024 shares of its Preferred Stock with certain conversion features discussed below and warrants to purchase 557,931 shares of the Company's Common Stock, for total consideration of $10,024,000. The Mandatorily Redeemable Series B Convertible Preferred Stock has a three (3) year maturity and is initially convertible into shares of the Company's Common Stock at $5.77 per share. The initial conversion price is subject to adjustment on the six (6) month and nine (9) month anniversaries of the closing date of the private placement, whereupon the conversion price shall be subject to reset to the average of the ten (10) lowest closing prices for the Company's Common Stock as quoted on the NASDAQ National Market during the twenty
(20) consecutive dates immediately prior to each adjustment date if such average is lower than the initial conversion price; provided, however, that the conversion price shall not be reset below $2.72 per share. On August 16, 2001 the conversion price was adjusted to $3.84 which allows the preferred shareholders an additional 871,796 shares under the agreement. On November 16, 2001 the conversion price is subject to another adjustment, which may be above or below $3.84 but subject to the floor conversion price of $2.72 per share. The investors shall receive a preferred annual dividend payable in stock or cash, at the Company's option, at a rate of 4.90%. In addition, the investors were granted five (5) year warrants to purchase an aggregate of approximately 554,831 shares of the Company's Common Stock at an exercise price of $8.12 per share.

        Under the rules of the NASDAQ National Market, the Company is required to obtain shareholder approval for the sale, issuance or potential issuance of the Company's Common Stock, or securities convertible into its Common Stock, if the number of shares to be issued equals or exceeds 20% of its presently outstanding stock and the purchase price is less than the greater of the book value or market value of the stock. The Company anticipates the amount of Common Stock issued upon the conversion of the Mandatorily Redeemable Series B Convertible Preferred Stock and the exercise of the warrants issued in connection with the sale and issuance of the Mandatorily Redeemable Series B Convertible Preferred Stock may exceed 20% of the number of shares of the Company's Common Stock outstanding on the closing date of the Mandatorily Redeemable Series B Convertible Preferred Stock private placement. In addition, due to the reset provisions contained in the Mandatorily Redeemable Series B Convertible Preferred Stock, the final conversion price of the Mandatorily Redeemable Series B Convertible Preferred Stock may be reset to a price below the market price on the closing date of the Mandatorily Redeemable Series B Convertible Preferred Stock private placement. Accordingly, the Company has asked and received approval from its shareholders to authorize the private placement at the regular shareholders meeting to be held on May 31, 2001.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:
   None

b) No Reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 13, 2001                     COMPUTER MOTION, INC.



                                            By: /s/ Robert W. Duggan
                                               ---------------------------------
                                               ROBERT W. DUGGAN
                                               Chairman of the Board and Chief
                                               Executive Officer