Form 10-K405
period 2001-12-31
COMPUTER MOTION INC
filed 2002-04-01
CIK 906829

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                             FORM 10-K ANNUAL REPORT

                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                          COMMISSION FILE NO. 000-22755

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

                          COMMON STOCK, $.001 PAR VALUE

                                (Title of Class)

                          -----------------------------
                          -----------------------------

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, or will not be contained, to the best of the Registrant's knowledge, in definitive proxy information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $ 54 million at March 27, 2002 when the closing sale price of such stock, as reported on the NASDAQ National Market was $3.96 per share.

         The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of March 27, 2002 was 17,251,277 shares.

================================================================================

PART I

ITEM 1.  BUSINESS

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to "Risk Factors that May Affect Future Results" below.

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

         Traditionally, the vast majority of all surgeries have been open, requiring large incisions measuring up to 18 inches to access the operative site. Although this approach can be highly effective, it often results in significant trauma, pain and complications, as well as significant costs related to lengthy convalescent periods for the patient. In an effort to minimize these negative factors, MIS techniques and related technologies have been developed. MIS has proven to be as effective as traditional open surgery while offering patients substantially reduced pain and trauma, shortened convalescent periods and decreased overall patient care costs. While these benefits are significant, the minimally invasive approach presents challenges to surgeons, including the intricate reconstruction of patient tissue by suturing, delicate manipulation of small anatomical features and constrained access to, and limited visualization of, the operative site.

         Computer Motion's vision is to bring the power of computers and robotics to the OR to facilitate a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive microsurgical procedures that are currently very difficult or impossible to perform. The Company works with the leading practitioners in multiple disciplines to develop new procedures using the Company's products to provide better visualization and improved dexterity for the surgeon, particularly for minimally invasive techniques.

         The Company has developed four major products and a suite of supporting supplies, accessories and services. The four major products are the AESOP(R) Endoscope Postioner, a surgical robot capable of positioning an endoscope in response to a surgeon's commands; the ZEUS(TM) Robotic Surgical System, a robotic platform designed to improve a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive microsurgical procedures that are currently impossible or very difficult to perform; the HERMES(TM) Control Center, a voice activated OR control system designed to enable a surgeon to directly control multiple OR devices, including the Company's AESOP system, through simple verbal commands; and the SOCRATES(TM) Telementoring System, an interactive telecollaborative system allowing a surgeon to mentor another surgeon during an operation.

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

         AESOP PLATFORM

         The Computer Motion AESOP system is a surgical robot which approximates the form and function of a human arm and allows control of the endoscope (a specially designed optical tube which, when connected to a medical video camera and light source, is passed into the body to allow the surgeon to view the operative site on a video monitor) using simple verbal commands. This eliminates the need for a member of a surgical staff to manually control the camera and provides a more stable endoscopic image and more precise positioning. The Company estimates that over 150,000 MIS procedures have been successfully assisted by more than 650 AESOP systems in excess of 400 hospitals and surgery centers around the world.

         The AESOP platform is the world's first Food and Drug Administration ("FDA") cleared surgical robot and incorporates the world's first FDA-cleared voice control interface for use in the OR. The AESOP system was introduced in the fourth quarter of 1994. AESOP 2000 with voice control was introduced in the fourth quarter of 1996. The AESOP 3000 platform, introduced in December 1997, is the world's first FDA-cleared surgical robot capable of assisting in advanced minimally invasive cardiothoracic procedures. The AESOP 3000 robotic arm features added flexibility and functionality over its predecessor, providing the range of motion necessary for endoscopic viewing in the thoracic (chest) cavity. The AESOP HR platform allows for control of AESOP through the HERMES Control Center. AESOP HR enables the operative surgeon to view the status of the AESOP device, saved memory positions, and the AESOP menu structure on a surgical monitor. The AESOP HR platform also allows the surgeon to adjust AESOP's speed to an optimal setting based on the constraints of the procedure.

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

         ZEUS PLATFORM

         The Computer Motion ZEUS Robotic Surgical System is designed to fundamentally improve a surgeon's ability to perform complex, MIS procedures and to enable new, minimally invasive microsurgical procedures that are currently very difficult or impossible to perform with conventional surgical methods. The Company believes that these new MIS procedures will result in reduced patient pain and trauma, fewer complications, lessened cosmetic concerns and shortened convalescent periods, and will increase the number of patients qualified for certain surgical procedures. As a result, the Company believes that an increase in minimally invasive procedures will produce lower overall healthcare costs to patients, hospitals and healthcare payors.

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

         The Company received the first in a series of FDA 510(k) approvals for ZEUS in October 2001. This 510(k) approval allows ZEUS to be used with blunt disectors, retractors, atraumatic graspers and stabilizers during laparoscopic and thorascopic surgery. The Company has also completed multi-center Phase I clinical testing with the ZEUS system and have begun clinical testing under the approved Investigation Device Exemption involving multi-center, pivotal clinical evaluation of the product. The Company is currently enrolling patients into three prospective randomized controlled clinical trials in the areas of Coronary Artery Bypass Grafting, Internal Mammary Artery Harvesting and General Laparoscopic Surgeries.

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

         IMPROVED DEXTERITY. The ZEUS platform is designed to enhance a surgeon's performance by enabling robotic manipulation of surgical instruments, as opposed to hand-held instruments, which are very difficult or impossible to manipulate manually when performing challenging minimally invasive surgery. For instance, a surgeon can activate and deactivate the instrument handles to further extend his or her range of motion to complete a particular movement, such as suturing, without having to physically contort his or her arms. In addition, in order to gain anatomical access to certain regions of the body in a minimally invasive manner, the instruments must be placed in positions that would be extremely difficult for a surgeon to manipulate manually using conventional MIS techniques due to the distance between the instruments and their relative positions to each other.

         ELIMINATION OF INVOLUNTARY HAND TREMOR. The ZEUS platform is designed to hold the surgical instruments and the endoscope in a steady manner, eliminating a surgeon's incidental and unintended hand motions and tremors which are intensified when holding surgical instruments for extended periods of time.

         ENHANCED VISUALIZATION. The ZEUS platform incorporates a robotic arm, which controls the endoscope to produce a steady, magnified video image displayed directly in front of the surgeon, which facilitates performance of MIS procedures.

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

         The HERMES system is comprised of a control unit which can be networked with multiple HERMES compatible, or HERMES -Ready(TM) devices and is controlled by a surgeon using simple verbal commands or an interactive touch screen pendant. The HERMES system provides both visual graphic feedback and digitized audio feedback to the surgical team. The visual feedback is displayed on the endoscopic video monitor and the digitized audio feedback provides valuable device-specific status information. Both feedback features are customizable by a surgeon in real time, allowing a surgeon to modify the amount and type of feedback received. The 27 FDA-cleared devices controlled by the HERMES system including endoscopic cameras, overhead cameras, light sources, insufflators, arthroscopic shavers, fluid pumps, VCRs, printers, video frame grabber, digital image capture device, OR lights, surgical tables, electrosurgical units, telephone, and the Company's port expander, AESOP and ZEUS systems. The HERMES-Ready interfaces for these cleared devices were created in a collaboration between the Company and various HERMES alliance partners, such as Stryker Endoscopy, Berchtold, Steris, Skytron, ValleyLab (TYCO), and ConMed. There are additional follow on HERMES interface projects currently under development with these same HERMES Alliance partners for six of these FDA cleared devices. These models are expected to release for commercial sale during the year 2002.

         To leverage its proprietary voice recognition technology in the arthroscopic and laparoscopic markets, the Company has partnered with Stryker Endoscopy, a division of Stryker Corporation, to market and distribute the HERMES system and various associated HERMES-Ready device interfaces. Stryker is a leading manufacturer of endoscopic medical equipment. Stryker purchases the HERMES system as an original equipment manufacturer ("OEM") and markets the HERMES system as an integrated component with several of its laparoscopic and arthroscopic products.

         The Company has also entered into two additional HERMES Alliance agreements with Smith & Nephew Endoscopy, and with Karl Storz. Both Smith & Nephew and Karl Storz are leading manufacturers of endoscopic medical equipment. These agreements define a collaboration between the Company and these two leading medical device companies to create HERMES-Ready interfaces for 40 additional medical device models. This engineering development work is currently underway, and the Company expects to make additional 510(k) submissions to the FDA in 2002 to allow these devices to be released for sale by Smith & Nephew Endoscopy, and by Karl Storz during 2002. Both Smith & Nephew Endoscopy and Karl Storz will market a HERMES system as an integrated component with several of their endoscopic products.

         The Company intends to partner with other leading medical device manufacturers to expand the number and type of devices to be integrated with the HERMES controller, including electrocautery devices, various imaging systems, devices for the cardiac catheter laboratory, and other medical clinical environments. The Company also intends to partner with existing HERMES Alliance partners, and with other leading medical device manufacturers to expand the number and type of surgical procedures that can be supported by HERMES-Ready devices.

         SOCRATES PLATFORM

         The SOCRATES Telementoring System is the latest generation technology platform currently under development by the Company. SOCRATES enables remote access to HERMES networked devices via proprietary software and standard teleconferencing components. The SOCRATES system allows an operative surgeon to virtually, cost effectively, and on an as-needed basis, communicate with a remote mentor surgeon. SOCRATES enables the remote surgeon to help direct a surgical procedure thereby augmenting the operative surgeon's prior training experience.

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

         In October 2001, the Company received FDA approval for the Socrates Telementoring System for communication of ISDN phone lines.

MANUFACTURING AND SUPPLIERS

         The Company's manufacturing operations are required to comply with the FDA's Quality System Regulation ("QSR"), which addresses the design, controls, methods, facilities and quality assurance used in manufacturing, packing, storing and installing medical devices. In addition, certain international markets have quality assurance and manufacturing requirements. Specifically, the Company is subject to the compliance requirements of ISO 9001, EN46001, the Medical Device Directive and Conformity Europeane ("CE") mark directives which impose certain procedural and documentation requirements with respect to device design, development, manufacturing and quality assurance activities. The Company has obtained such certification and is subject to audit on an annual basis for compliance. The Company assembles all four of its product lines (AESOP, ZEUS, HERMES and SOCRATES) in its 7,200 square foot manufacturing facility in Goleta, California. A limited number of accessories and components are produced by qualified third party vendors and for sale by the Company. The manufacturing and assembly of the Company's products is a complex and lengthy process involving a significant number of parts, assemblies and procedures.

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

COMPETITION

         There are three levels of competition for the Company's products; traditional methods of surgery, new approaches to MIS, and direct competition in robotic surgery. All four of the Company's major systems face different levels of competition in each of these areas.

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

         The field of MIS is growing rapidly. Several companies have developed new minimally invasive technologies and techniques, which are alternatives to the techniques and products the Company offers. Many of these companies are well established in the medical industry including Boston Scientific Corporation, C.R. Bard, Inc., Guidant Corporation, Heartport, Inc. and Ethicon Endo-Surgery, Inc., divisions of Johnson & Johnson, Inc., Medtronic Inc., and United States Surgical Corporation, a division of Tyco International Ltd. These companies offer non-robotic surgical tools and techniques involving hand held instruments and manually controlled visualization or catheter based therapies such as stenting (mechanical devices which hold a blocked or occluded blood vessel open) and Percuaneous Transluminal Coronary Angioplasty (often referred to as PTCA, which is the introduction of a small balloon into a vessel to force open the blocked or occluded vessel).

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

         The Company's SOCRATES system is unique in its ability to remotely control a robotic arm. There are numerous video conferencing products and companies which could provide remote audio and video feeds from the OR.

         In an emerging market such as medical robotics, competition occurs on many fronts. As new features are introduced by either the Company or its competitors, a competitive advantage is gained by the innovator. The Company's customers are looking for economic justification for the purchase of major capital equipment. The company that can demonstrate this, either through price or benefits, will successfully compete. Safety, reliability and effectiveness needs to be demonstrated for patients and customers to trust the Company's products. In a regulated environment, the company which can gain approvals most rapidly will earn an advantage.

MARKETING

         The Company's products are sold throughout the world. Payment terms worldwide are consistent with local practice. Orders are shipped as they are received and, therefore, no material backlog has existed to date. For the year ended December 31, 2001 the Company had one distributor, SIC System SRL of Italy, that accounted for approximately 6% of the revenue for the year and 17% of the accounts receivable balance. For the year ended December 31, 2000 the Company had one distributor, Kino Corporation of Japan, that accounted for approximately 21% of the revenue for the year and 18% of accounts receivable and a second customer, Endoscopic Technologies, Inc., that accounted for approximately 10% of the revenue for the year and 15% of accounts receivable. For the year ended December 31, 1999, no single customer accounted for more than 10% of revenue or accounts receivable, respectively.

         For the year ended December of 2001, the Company has not recorded any additional significant Zeus revenue from Kino Corporation but has recorded approximately $1,300,000 in AESOP revenue. Kino Corporation ordered products totaling approximately $4.8 million, which were delivered in 2000 and resulted in revenue of more than $4.5 million for such year (the first year of the distribution agreement). These products are being used to start government testing and subsequent clinical trials in both cardiac and general surgery applications and the Shonin regulatory process (Japanese government), and commitments to purchase additional units is expected upon receiving Shonin approval. It is anticipated that the Shonin regulatory approval process should take between 12 and 24 months. The Company will continue to work with Kino Corporation for additional revenue during the approval process.

         Should the Company cease to use these organizations to distribute products in Japan and elsewhere in the world, it would have to identify new distributors to service these markets. While this may cause a delay in revenues in the short term, in the long term, the Company believes that securing a new distributor would be very possible.

         In the United States, the Company sells directly to hospitals through an employee based sales organization. In Western Europe, the Company also has an employee based sales organization, which is principally focused on sales in France and Germany. The Company has co-marketed the ZEUS product line with SIC System, SRL in Italy and Medtronic, Inc. in Europe, the Middle East and Africa. The Medtronic agreement expired December 31, 2001. Throughout the rest of the world, the Company uses independent distributor organizations including Kino Corporation and the Ethicon Endo-Surgery Division of Johnson & Johnson, Inc. Under the Company's OEM agreement with Stryker Corporation, Stryker may distribute the Company's HERMES product for control of various Stryker endoscopic devices on a worldwide basis.

         In November 2001 and February 2002, the Company entered into two additional alliance agreements with Smith & Nephew Endoscopy and with Karl Storz relating to the HERMES product. Both Smith & Nephew and Karl Storz are leading manufacturers of endoscopic medical equipment. These agreements define a collaboration between the Company and each of these two leading medical device companies to create HERMES-Ready interfaces for forty (40) additional medical device models.

RESEARCH AND DEVELOPMENT

         The Company's research and development function is focused on the development of new procedures, new medical products and improvements to existing products. In addition, research and development expense reflects the Company's efforts to obtain FDA approval of certain products and processes and to maintain the highest quality standards of existing products. The Company's research and development expenses were $12,034,000 (47% of revenue), $11,564,000 (53% of revenue), and $9,528,000 (53% of revenue) in 2001, 2000, and 1999 respectively.

GOVERNMENT REGULATION

         The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in most instances, by state and foreign governmental authorities. Under the Federal Food, Drug and Cosmetic Act, and regulations thereunder, manufacturers of medical devices must comply with certain policies and procedures that regulate the composition, labeling, testing, manufacturing, packaging and distribution of medical devices. Medical devices are subject to different levels of government requirements, in order to place a product into commercial distribution. In July 2000, the FDA notified the Company that robotic surgical systems would be reviewed and cleared for market under the 510(k) premarket notification pathway that is currently applied to most medical devices, including the Company's AESOP, HERMES, SOCRATES and ZEUS products. The Company currently has 15 premarket notifications completed as listed on the FDA web-site (www.accessdata.fda.gov). ZEUS follows the 510(k) approval process, however, its clearance will continue to require clinical studies.

         The Company is currently enrolling patients into the following controlled clinical trials:

o Coronary Artery Bypass Grafting: The Company is now enrolling patients into a FDA-approved multi-center, randomized, controlled trial. This study, which will eventually involve several ZEUS sites, is a pivotal study required for FDA market clearance. The Company anticipates continuing clinical trials throughout 2002.

o Internal Mammary Artery Harvesting: The Company has also received FDA approval to conduct a clinical trial at six sites using the Zeus system to harvest the left internal mammary artery, a procedure that is part of a standard coronary artery bypass grafting surgery. The Company initiated this study in February 2001 and anticipates submitting a 510(k) application for non intracardiac thoracoscopic clearance in 2002.

o General Laparoscopic: The Company has been very active in clinical research in the area of general laparoscopic surgery. The FDA has granted the Company IDE approval for a study on laparoscopic cholecystectomy (a procedure to remove the gall bladder) and laparoscopic nissen fundoplication (a procedure to correct acid reflux disease). The Company is currently enrolling patients into randomized, controlled trials in the United States for both of these procedures. In addition, two studies for these procedures were completed in Mexico, and a 510(k) was submitted in March 2002.

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

         The Company currently holds 24 issued United States patents, two foreign patents and has 70 domestic and foreign patent applications pending disclosing concepts related to medical devices and methods, medical robotics and speech recognition applications. The Company has filed corresponding international patent applications on certain of its key United States patents.

         There can be no assurance that patents will issue from any of the pending applications, or that issued patents will be of sufficient scope to provide meaningful protection of the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company. Notwithstanding the scope of the patent protection available to the Company, a competitor could develop other devices or methods for enabling MIS procedures that do not require the use of robotics or speech recognition aspects of which are patented or pending patents.

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

         The Company believes that it has been vigilant in reviewing the patents of others with regard to the Company's products. However, from time to time, the Company has been and may continue to be subject to claims of, and legal actions alleging, infringement by the Company of the patent rights of others. For further discussion of the Company's current or threatened litigation see the "Litigation" section below in Part I, Item 1.

PRODUCTS LIABILITY AND INSURANCE

         The medical device industry has historically been subject to products liability claims. Such claims could be asserted against the Company in the future for events not known to management at this time. Management has adopted risk management practices, including procurement of products liability insurance coverage, which management believes are prudent.

EMPLOYEES

         As of December 31, 2001, the Company had 179 full-time employees including 65 employees in sales and marketing, 56 employees in research and development, 33 employees in production and 25 employees in administration. It has never experienced a work stoppage as a result of labor disputes and none of its employees are represented by a labor organization.

INDUSTRY SEGMENT AND INTERNATIONAL OPERATIONS

         The medical device industry is the single industry segment in which the Company operates. The Company's export revenues were $10,273,000 (40% of revenue), $9,290,000 (43% of revenue), and $6,980,000 (39% of revenue), in 2001,
2000 and 1999, respectively.

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

RECENT DEVELOPMENTS

         In February 2002, Yulun Wang, the Company's Founder and Chief Technology Officer, and member of the Board of Directors, informed the Company that he had assumed the role of Chief Executive Officer at a newly formed company called InTouch Health, Inc. The Company does not believe that InTouch Health will directly compete with the Company. InTouch Health intends to develop and sell products that utilize robotics and telecommunications in the homecare and assisted living field. The Board of Directors and management of the Company have decided that Dr. Wang should continue with his current responsibilities as Chief Technology Officer at his current level of compensation and also continue to serve as a member of its Board of Directors. Dr. Wang will continue to devote a significant portion of his time to fulfill his responsibilities at the Company. The Company may decide to license certain portions of its technology to InTouch Health as well as take an equity position in this new venture.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. A number of these risks are highlighted below. These risks could affect its actual future results and could cause them to differ materially from any forward-looking statements the Company has made.

THE COMPANY HAS A HISTORY OF LOSSES, AND EXPECTS TO INCUR LOSSES IN THE FUTURE SO IT MAY NEVER ACHIEVE PROFITABILITY.

         From the Company's formation, it has incurred significant losses. For the three years ended December 31, 2001, 2000, and 1999, the Company has incurred net losses of $16,413,000, $16,349,000, and $13,375,000, respectively.
In addition, the Company has incurred net losses from operations since inception and as of December 31, 2001 has an accumulated deficit of $84,594,000. The Company expects to incur additional losses as it continues spending for research and development efforts, clinical trials, manufacturing capacity and sales force expansion. As a result, the Company will need to generate significant revenues to achieve and maintain profitability. The Company cannot assure its stockholders that it will ever achieve significant commercial revenues, particularly from sales of its ZEUS product line, which is still under development and awaiting FDA clearance for certain significant applications and procedures, or that the Company will become profitable. It is possible that the Company may encounter substantial delays or incur unexpected expenses related to the clinical trials, market introduction and acceptance of the ZEUS platform, or any future products. If the time required to generate significant revenues and achieve profitability is longer than anticipated, the Company may not be able to continue its operations.

SINCE THE COMPANY'S OPERATING EXPENDITURES CURRENTLY EXCEED ITS REVENUES, ANY FAILURE TO RAISE ADDITIONAL CAPITAL OR GENERATE REQUIRED

WORKING CAPITAL COULD REDUCE THE COMPANY'S ABILITY TO COMPETE AND PREVENT IT FROM TAKING ADVANTAGE OF MARKET OPPORTUNITIES.

         The Company's operations to date have consumed substantial amounts of cash, and it expects its capital and operating expenditures will exceed revenues for at least the next year. The Company believes that its current cash and cash equivalent balances will allow it to fund its operations for at least twelve months. However, the Company may require substantial working capital to fund its business after December 31, 2002 and will need to raise additional capital. It is anticipated that additional funding, as needed, to support operations through and after December 31, 2002 will be obtained from the following sources: current cash balances, the proceeds from the exercise of warrants, and the issuance of additional debt or equity securities. The Company cannot assure its stockholders that additional capital will be available on terms favorable to it, or at all. The various elements of the Company's business and growth strategies, including its introduction of new products, the expansion of its marketing and distribution activities and obtaining regulatory approval or market acceptance will require additional capital. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund those business activities essential to its ability to operate profitably, including further research and development, clinical trials, and sales and marketing activities, would be significantly limited.

IF THE COMPANY'S PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE, THE COMPANY WILL NOT BE ABLE TO GENERATE THE REVENUE NECESSARY TO SUPPORT ITS BUSINESS.

         The Company anticipates that ZEUS will comprise a substantial majority of its sales in the future and its future success, depends on the successful development, commercialization and market acceptance of this product. Even if the Company is successful in obtaining the necessary regulatory clearances or approvals for ZEUS, its successful commercialization will depend upon its ability to demonstrate the clinical safety and effectiveness, ease-of-use, reliability and cost-effectiveness of these products in a clinical setting. The Company cannot assure its investors that the FDA will allow it to conduct further clinical trials or that ZEUS will prove to be safe and effective in clinical trials under United States or international regulatory requirements. It is also possible that the Company may encounter problems in clinical testing that cause a delay in or prohibit commercialization of ZEUS. Moreover, the clinical trials may identify significant technical or other obstacles to overcome prior to the commercial deployment of ZEUS, resulting in significant additional product development expense and delays. Even if the safety and effectiveness of procedures using ZEUS is established, surgeons may elect not to recommend the use of these products for any number of reasons. Broad use of the Company's products will require significant surgeon training and practice, and the time and expense required to complete such training and practice could adversely affect market acceptance. Successful commercialization of the Company's products will also require that the Company satisfactorily address the needs of various decision makers in the hospitals that constitute the target market for its products and to address potential resistance to change in existing surgical methods. If the Company is unable to gain market acceptance of its products, the Company will not be able to sell enough its products to be profitable, and the Company may be required to obtain additional funding to develop and bring to market alternative products.

IF THE COMPANY DOES NOT OBTAIN AND MAINTAIN NECESSARY DOMESTIC REGULATORY APPROVALS, THE COMPANY WILL NOT BE ABLE TO MARKET AND SELL ITS PRODUCTS IN THE UNITED STATES.

         The Company's products in the United States are regulated as medical devices by the FDA. The FDA strictly prohibits the marketing of FDA-cleared or approved medical devices for unapproved uses. Failure to receive or delays in receipt of FDA clearances or approvals, including any resulting need for additional clinical trials or data as a prerequisite to approval or clearance, or any FDA conditions that limit the Company's ability to market its products for particular uses or indications, could impair the Company's ability to effectively develop a market for its products and impair its ability to operate profitably in the future.


         The Company's operations are subject to the FDA's Quality System Regulation (a federal regulation governing medical devices) and ISO-9001 (a global standard for quality systems) and similar regulations in other countries, including EN-46001 Standards (the European standard for quality systems), regarding the design, manufacture, testing, labeling, record keeping and storage of devices. Ongoing compliance with FDA's Quality System Regulation requirements and other applicable regulatory requirements will be monitored through periodic inspection by federal and state agencies, including the FDA, and comparable agencies in other countries. The Company's manufacturing processes are subject to stringent federal, state and local regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes. Failure to comply with applicable regulatory requirements can result in, among other things, suspensions or withdrawals of approvals, product seizures, injunctions, recalls of products, operating restrictions, and civil fines and criminal prosecution. Delays or failure to receive approvals or clearances for the Company's current submissions, or loss of previously received approvals or clearances, would materially adversely affect the marketing and sales of its products and impair its ability to operate profitably in the future.

THE COMPANY'S PRODUCTS ARE SUBJECT TO VARIOUS INTERNATIONAL REGULATORY PROCESSES AND APPROVAL REQUIREMENTS. IF THE COMPANY DOES NOT MAINTAIN THE NECESSARY INTERNATIONAL REGULATORY APPROVALS, THE COMPANY WILL NOT BE ABLE TO MARKET AND SELL ITS PRODUCTS IN FOREIGN COUNTRIES.

         To be able to market and sell the Company's products in other countries, it must obtain regulatory approvals and comply with the regulations of those countries. For instance, the European Union requires that manufacturers of medical products obtain the right to affix the CE mark to their products before selling them in member countries of the European Union. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to products, a manufacturer must obtain certification that its processes meet certain European quality standards. The Company has obtained the CE mark for all of its products, which means that these products may currently be sold in all of the member countries of the European Union.

         If the Company modifies existing products or develops new products in the future, including new instruments, the Company will need to apply for permission to affix the CE mark to such products. In addition, the Company will be subject to annual regulatory audits in order to maintain the CE mark permissions it has already obtained. If the Company is unable to maintain permission to affix the CE mark to its products, the Company will no longer be able to sell its products in member countries of the European Union.

INTERNATIONAL SALES OF THE COMPANY'S PRODUCTS ACCOUNT FOR A SIGNIFICANT PORTION OF ITS REVENUES AND THE COMPANY'S GROWTH MAY BE

LIMITED IF THE COMPANY IS UNABLE TO SUCCESSFULLY MANAGE THESE INTERNATIONAL ACTIVITIES.

         The Company's business currently depends in large part on its activities in Europe and Asia, and the Company intends to expand its presence into additional foreign markets. Sales to markets outside of the United States accounted for approximately 40% of the Company's sales for the year ended December 31, 2001. The Company is subject to a number of challenges that relate to its international business activities. These challenges include:

     o    the risks associated with foreign currency exchange rate fluctuation;

     o failure of local laws to provide the same degree of protection against infringement of the Company's intellectual property;

     o certain laws and business practices that could favor local competitors, which could slow the Company's growth in international markets;

     o building an organization capable of supporting geographically dispersed operations; and

     o the expense of establishing facilities and operations in new foreign markets.

         Currently, the majority of the Company's international sales are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. If the Company is unable to meet and overcome these challenges, its international operations may not be successful, which would limit the growth of the Company's business.

THE COMPANY MAY NEVER SELL ENOUGH PRODUCTS TO BE PROFITABLE BECAUSE THE COMPANY'S CUSTOMERS MAY CHOOSE TO PURCHASE ITS COMPETITORS' PRODUCTS OR MAY NOT ACCEPT THE COMPANY'S PRODUCTS.

         The MIS market has been, and will likely continue to be, highly competitive. Many competitors in this market have significantly greater financial resources and experience than those of the Company. In addition, some of these companies may be able to market their products sooner than the Company if they are able to achieve regulatory approval before the Company. Many medical conditions that can be treated using the Company's products can also be treated by pharmaceuticals or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other procedures could make such therapies more effective or less expensive than using the Company's products and could render the Company's products obsolete or unmarketable. As a result, the Company cannot be certain that physicians will use the Company's products to replace or supplement established treatments or that its products will be competitive with current or future technologies.

IF SURGEONS OR INSTITUTIONS ARE UNABLE TO OBTAIN REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR PROCEDURES USING THE COMPANY'S PRODUCTS, OR IF REIMBURSEMENT IS INSUFFICIENT TO COVER THE COSTS OF PURCHASING THE

COMPANY'S PRODUCTS, THE COMPANY BE UNABLE TO GENERATE SUFFICIENT SALES TO SUPPORT ITS BUSINESS.

         In the United States, the Company's products are primarily acquired by medical institutions which then bill various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans for the healthcare services they provide their patients. Third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement. Market acceptance of the Company's products may depend on the availability and level of reimbursement in international markets the Company targets.

         There can be no assurance that third-party reimbursement and coverage for the Company's products will be available or adequate, that current reimbursement amounts will not be decreased in the future, or that future legislation, regulation or reimbursement policies of third-party payors will not otherwise affect the demand for the Company's products or the Company's ability to sell its products on a profitable basis, particularly if the Company's products are more expensive than competing surgical or other procedures. If third-party payor coverage or reimbursement is unavailable or inadequate, those who purchase the Company's products would lose their ability to pay for the Company's products, and the Company's ability to make future sales and collect on outstanding accounts would be significantly impaired, which would limit the Company's ability to operate profitably.

IF THE COMPANY IS UNABLE TO PROTECT THE INTELLECTUAL PROPERTY CONTAINED IN ITS PRODUCTS FROM USE BY THIRD PARTIES, THE COMPANY'S ABILITY TO COMPETE IN THE MARKET WILL BE HARMED.

         The Company's success depends, in part, on its ability to obtain and maintain patent protection for its products by filing United States and foreign patent applications related to its technology, inventions and improvements. However, there can be no assurance that third parties will not seek to assert that the Company's devices and systems infringe their patents or seek to expand their patent claims to cover aspects of the Company's technology. As a result, there can be no assurance that the Company will not become subject to future patent infringement claims or litigation in a court of law, interference proceedings, or opposition to a patent grants in a foreign jurisdiction. The defense and prosecution of such intellectual property claims are costly, time-consuming, divert the attention of management and technical personnel and could result in substantial uncertainty regarding the Company's future viability. Future litigation or regulatory proceedings, which could result in substantial cost and uncertainty, may also be necessary to enforce the Company's patent or other intellectual property rights or to determine the scope and validity of other parties' proprietary rights. Any public announcements related to such litigation or administrative proceedings initiated by the Company, or initiated or threatened against the Company by its competitors, could adversely affect the price of the Company's stock.

         The Company also relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position and the Company typically requires its employees, consultants and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationships. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any breach. Failure to protect the Company's intellectual property would limit its ability to produce and/or market its products in the future which would adversely affect the Company's revenues generated by the sale of such products.

THE COMPANY IS INVOLVED IN INTELLECTUAL PROPERTY LITIGATION WITH INTUITIVE SURGICAL AND BROOKHILL-WILK THAT MAY HURT THE COMPANY'S COMPETITIVE POSITION, MAY BE COSTLY TO THE COMPANY AND MAY PREVENT THE COMPANY FROM SELLING ITS PRODUCTS.

         On May 10, 2000, the Company filed a lawsuit in United States District Court alleging that Intuitive Surgical's da Vinci surgical robot system infringes on the Company's United States Patent Nos. 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664, 5,855,583 and 6,063,095. These
patents concern methods and devices for conducting various aspects of robotic surgery. On June 30, 2000, Intuitive served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On or about December 7 and 8, 2000, the United States Patent and Trademark Office (USPTO) granted three of Intuitive's petitions for a declaration of an interference relating to the Company's 5,878,193, 5,907,664 and 5,855,583 patents. An interference is a proceeding within the USPTO to resolve questions regarding who was the first to invent the subject matter of a patent and/or a patent application. At the present time the Company has not received a ruling from the USPTO on the parties' preliminary motions. On February 13, 2001, the United States District Court issued an order staying the infringement action for up to one year pending decision on preliminary motions the parties have filed in the interference proceedings. The United States District Court stated that the stay will be lifted as of April 30, 2002 and the litigation will be reactivated as of that date. On February 21, 2001, Brookhill-Wilk filed suit against the Company alleging that its ZEUS surgical system infringed upon Brookhill-Wilk's United States Patent Nos. 5,217,003 and 5,368,015. Brookhill-Wilk's complaint seeks damages, attorneys' fees and increased damages alleging willful patent infringement. The Company does not believe that its products currently infringe either patent and if any claim of either patent is interpreted to cover any of the Company's current products, the claim would be invalid. On March 21, 2001, the Company served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On November 8, 2001, the United States District Court for the Southern District of New York in the co-pending Brookhill-Wilk v. Intuitive Surgical, Inc., Civil Action No. 00-CV-6599 (NRB), issued an order interpreting the claims of Brookhill-Wilk's Patent No. 5,217,003 in a way that the Company believes excludes current applications of the Company's ZEUS surgical system. In light of this decision, on November 13, 2001, the parties to Brookhill Wilk v. Computer Motion, Inc. agreed to dismiss the case without prejudice. On March 25, 2002 Judge Alvin K. Hellerstein signed the order dismissing the case without prejudice. On March 30, 2001, Intuitive and IBM Corporation filed suit alleging that the Company's AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984 which was issued on March 13, 2001. The complaint seeks damages, a preliminary injunction, a permanent injunction, and costs and attorneys fees. The claims are directed to a surgical system employing voice recognition for control of a surgical instrument. Discovery by both parties is on going and the Company is currently taking discovery relating to the Company's non-infringement, patent invalidity and enforceability defenses.

         If the Company loses the counterclaim on the patent suit brought by Intuitive or the patent infringement claims by Intuitive or IBM or if the decision in Brookhill-Wilk v. Intuitive Surgical, Inc. is reversed, the Company may be prevented from selling its products as currently configured without first obtaining a license to the disputed technology from the successful party or modifying the product. A license could be expensive, or could require that the Company license to the other party some of its own proprietary technology, each of which result could seriously harm the

Company's business. The Company believes that all of its major product lines could be affected by this litigation. The patents subject to this litigation are an integral part of the technology incorporated in the Company's AESOP, ZEUS and HERMES product lines which together accounted for approximately 82% of its revenues in 2001. If any of the adverse parties are successful in their claims or counterclaims, as the case may be, against the Company and are unwilling to grant the Company a license, the Company will be required to stop selling its products that are found to infringe the successful party's patents unless the Company can redesign them so they do not infringe these patents, which the Company may be unable to do. Whether or not the Company is successful in these lawsuits, the litigation could consume substantial amounts of the Company's financial and managerial resources. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of the Company's confidential information could be compromised by disclosure.

BECAUSE THE COMPANY'S INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT DEVELOPMENT, THE COMPANY'S FUTURE SUCCESS WILL DEPEND UPON ITS ABILITY TO EXPAND THE APPLICATIONS OF THE COMPANY'S PRODUCTS.

         The Company's success will depend to a significant extent upon its ability to enhance and expand the utility of its products so that they gain market acceptance. Failure to develop or introduce new products or product enhancements on a timely basis that achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, some of the Company's competitors have been able to develop desirable product features (such as articulation of certain instruments and three dimensional visualization of their products) earlier than the Company has. The Company's inability to rapidly develop these features may have led to lower sales of some of the Company's products. In addition, technological advances with other therapies could make such therapies less expensive or more effective than using the Company's products and could render its technology obsolete or unmarketable. There can be no assurance that physicians will use the Company's products to replace or supplement established treatments or that the Company's products will be competitive with current or future technologies.

THE COMPANY MAY NOT BE ABLE TO EXPAND ITS MARKETING DISTRIBUTION ACTIVITIES IN ORDER TO MARKET ITS PRODUCTS COMPETITIVELY.

         The Company anticipates significantly increasing the number of sales personnel to more fully cover its target markets, particularly as the Company expands its product offerings. It is possible the Company will be unable to compete effectively in attracting, motivating and retaining qualified sales personnel. The Company currently intends to market and sell its products outside the United States and Europe principally through distributors. In order to accomplish this, the Company will be required to expand its distributor network. The Company may not be able to identify suitable distributors or negotiate acceptable distribution agreements. Any such distribution agreements may not result in significant sales. If the Company is unable to identify suitable distributors or negotiate acceptable distribution agreements, the Company may not be succeed in expanding the market for its products outside of the United States and Europe.

CONCENTRATION OF OWNERSHIP AMONG THE COMPANY'S EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

         The Company's present directors and executive officers beneficially own approximately 24.9% of its outstanding common stock. These stockholders, acting together, have the ability to significantly influence the election of the Company's directors and other stockholder actions and, as a result, direct the operation of its business, including delaying or preventing a proposed acquisition of the Company.

IF THE COMPANY LOSES ITS KEY PERSONNEL OR IS UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, THE COMPANY'S ABILITY TO COMPETE WILL BE HARMED.

         The Company's future business and operating results depend in significant part on its key management, scientific, technical and sales personnel, many of whom would be difficult to replace, and future success will depend partially upon the Company's ability to retain these persons and recruit additional qualified management, technical, marketing, sales, regulatory, clinical and manufacturing personnel. Competition for such personnel is intense, and the Company may have difficulty in attracting or retaining such personnel. In addition, the Company does not have employment agreements with any of the Company's key personnel and also does not provide life insurance to any of its employees which may make it more difficult to retain its key personnel.

THE COMPANY'S FUTURE OPERATING RESULTS MAY FALL BELOW SECURITIES ANALYSTS' OR INVESTORS' EXPECTATIONS, WHICH COULD CAUSE THE COMPANY'S STOCK PRICE TO DECLINE AND DIMINISH THE VALUE OF ITS INVESTORS' HOLDINGS.

         The Company's results of operations may vary significantly from quarter to quarter depending upon numerous factors, including the following: (i) delays associated with the FDA and other regulatory clearance and approval processes;
(ii) healthcare reimbursement policies; (iii) timing and results of clinical trials; (iv) demand for its products; (v) changes in pricing policies by the Company or its competitors; (vi) the number, timing and significance of its competitors' product enhancements and new products; (vii) product quality issues; and (viii) component availability and supplier delivery performance. The Company's operating results in any particular period may not be a reliable indication of its future performance. It is likely that in some future quarters, the Company's operating results will be below the expectations of securities analysts or investors. If this occurs, the price of the Company's common stock, and the value of its investors' holdings, will likely decline.

THE COMPANY MAY INCUR SUBSTANTIAL COSTS DEFENDING SECURITIES CLASS ACTION LITIGATION DUE TO ITS STOCK PRICE VOLATILITY.

         The market price of the Company's common stock is likely to be volatile and may be affected by: (i) actual or anticipated decisions by the FDA with respect to approvals or clearances of its competitors' products; (ii) actual or anticipated fluctuations in its operating results; (iii) announcements of technological innovations; (iv) new commercial products announced or introduced by the Company or its competitors; (v) changes in third party reimbursement policies; (vi) developments concerning the Company's or its competitors' proprietary rights; (vii) conditions and trends in the medical device industry;
(viii) governmental regulation; (ix) changes in financial estimates by securities analysts; and (x) general stock market conditions.

         Securities class action litigation has often been brought against companies when the market price of their securities declines. The Company could be especially prone to such risk because technology companies have experienced greater than average stock price volatility in recent years. If the Company is subject to securities litigation, the Company would incur substantial costs and divert management's attention defending any such claims.

THE COMPANY'S RELIANCE ON SOLE OR SINGLE SOURCE SUPPLIERS COULD HARM ITS ABILITY TO MEET DEMAND FOR THE COMPANY'S PRODUCTS IN A TIMELY MANNER OR WITHIN ITS PROJECTED BUDGET.

         The Company relies on independent contract manufacturers, some of which are single source suppliers, for the manufacture of the principal components of its products. In some instances, the Company relies on companies that are sole suppliers of key components of its products. If one of these sole suppliers goes out of business, the Company could face significant production delays until an alternate supplier is found, or until the product could be redesigned and revalidated to accommodate a new supplier's replacement component. In addition, the Company generally submits purchase orders based upon its suppliers' current price lists. Since the Company generally does not have written contracts for future purchase orders with its suppliers, these suppliers may increase the cost of the parts the Company purchases in the future.

         The Company's manufacturing experience to date has been focused primarily on assembling components produced by third party manufacturers. In scaling up manufacturing of new products, the Company may encounter difficulties involving quality control and assurance, component availability, adequacy of control policies and procedures, lack of qualified personnel and compliance with the FDA's Quality System Regulations requirements. The Company may elect to internally manufacture components currently provided by third parties or to implement new production processes. The Company cannot assure its stockholders that manufacturing yields or costs will not be adversely affected by a transition to in-house production or to new production processes if such efforts are undertaken. If necessary, this expansion will require the commitment of capital resources for facilities, tooling and equipment and for leasehold improvements. Further, the Company's delay or inability to expand its manufacturing capacity or in obtaining the commitment of such resources could result in its inability to meet demand for its products, which could harm the Company's ability to generate revenues, lead to customer dissatisfaction and damage its reputation.

THE COMPANY RELIES ON A CONTINUOUS POWER SUPPLY TO CONDUCT ITS BUSINESS, AND CALIFORNIA'S ENERGY CRISIS COULD DISRUPT ITS OPERATIONS AND INCREASE ITS EXPENSES.

         In the event of an acute power shortage, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. The Company's corporate headquarters and its manufacturing facilities are located in California. Since the Company currently does not have backup generators or alternate sources of power in the event of a blackout, the Company would be temporarily unable to continue operations at its California facilities if blackouts interrupt its power supply. Any such interruption in the Company's ability to continue operations at its facilities could damage its reputation, harm its ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm the Company's business and results of operations.

         Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. If wholesale prices continue to increase, the operating expenses associated with the Company's facilities located in California will likely increase which would harm the Company's results of operations.

THE USE OF THE COMPANY'S PRODUCTS COULD RESULT IN PRODUCT LIABILITY CLAIMS THAT COULD BE EXPENSIVE AND HARM ITS BUSINESS.

         The Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury or death. The Company also faces the possibility that defects in the design or manufacture of its products might necessitate a product recall. It is possible that the Company will experience losses due to product liability claims or recalls in the future. The Company currently maintains product liability insurance with coverage limits of $5,000,000, but future claims may exceed these coverage limits. The Company may also require increased product liability coverage as additional potential products are successfully commercialized. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. While the Company has not had any material product liability claims to date, its defense of any future product liability claim, regardless of its merit or eventual outcome, would divert the management's attention and result in significant legal costs. In addition, a product liability claim or any product recalls could also harm its reputation or result in a decline in revenues.

THE COMPANY'S CONTINUED GROWTH WILL SIGNIFICANTLY STRAIN ITS RESOURCES AND, IF THE COMPANY FAILS TO MANAGE THIS GROWTH, ITS ABILITY TO MARKET, SELL AND DEVELOP ITS PRODUCTS MAY BE HARMED.

         The Company's growth will continue to place significant demands on its management and resources. In order to compete effectively against current and future competitors, prepare products for clinical trials and develop future products, the Company believes it must continue to expand its operations, particularly in the areas of research and development and sales and marketing. It is likely that the Company will be required to implement additional operating and financial controls, hire and train additional personnel, install additional reporting and management information systems and expand its physical operations. The Company's future success will depend, in part, on its ability to manage future growth and the Company cannot assure its investors that it will be successful.


HOLDERS OF THE COMPANY'S SERIES B CONVERTIBLE PREFERRED STOCK MAY HAVE ENGAGED IN SHORT SELLING TO INCREASE THE NUMBER OF SHARES OF THE COMPANY'S SECURITIES ISSUED UPON CONVERSION OF THEIR SHARES OF SERIES B CONVERTIBLE PREFERRED STOCK.

         The holders of the Company's Series B Convertible Preferred Stock converted their shares into shares of its common stock on or prior to February 13, 2002. The Series B Convertible Preferred Stock was initially convertible into that number of shares of common stock determined by dividing the aggregate purchase price of the Preferred Stock by $5.77 (which was 110% of the five day average of the closing price for the Company's common stock as quoted on the NASDAQ

National Market immediately prior to the closing date of the private placement of the Series B Convertible Preferred Stock). However, this initial conversion price was adjusted on August 16, 2001 to $3.863 per share and on November 16, 2001 to $3.906 per share representing the average of the 10 lowest closing prices for the Company's common stock as quoted on the NASDAQ National Market during the 20 consecutive trading days immediately prior to each such reset date. The conversion price was subsequently lowered to $3.881 per share due to certain anti-dilution adjustments. Since the number of shares of the Company's common stock issuable upon conversion of the Series B Convertible Preferred Stock was based upon the market price of its stock during the 20 consecutive trading days immediately prior to each reset date, a greater number of shares of Company's common stock were issued upon conversion of the shares of Series B Convertible Preferred Stock because the final reset conversion price was lower than the initial conversion price at the time the Company sold and issued the shares of Series B Convertible Preferred Stock. Increased sales volume of the Company's common stock may apply downward pressure on the market price of its common stock. This fact could have encouraged holders of the Series B Convertible Preferred Stock to sell short its common stock prior to each reset date, thereby potentially causing the conversion price to be reset lower resulting in a greater number of shares to be issued upon conversion. The holders of the Series B Convertible Preferred Stock thereby profited by the decline in the market price of the common stock cause by their short selling.

         Additionally, it is important to note that a significant amount of its Series B Convertible Preferred Stock was held by just a few investors and the warrants issued in connection with the private placement of the Series B Convertible Preferred Stock are currently held by just a few investors. This may give these investors greater influence over the future market price of the Company's stock.

FUTURE SALES OF THE COMPANY'S COMMON STOCK COULD DEPRESS THE MARKET PRICE OF ITS COMMON STOCK.

         Future sales of the Company's common stock could depress the market price of its common stock. On February 28, 2002 the Company filed a Registration Statement on Form S-3 (File No. 333-83552) covering the resale of 5,075,771 shares of its common stock by certain selling stockholders. In addition, on or prior to February 13, 2002, the Company issued 2,911,039 shares of common stock upon conversion of all the shares of its Series B Convertible Preferred Stock. The Company filed a registration statement on Form S-3 (File No. 333-58962) covering the shares of common stock issued to holders upon the conversion of the Series B Convertible Preferred Stock. and issuable upon exercise of certain warrants issued to the former holder of its Series B Convertible Preferred Stock. This registration statement was declared effective by the Securities Exchange Commission on September 24, 2001. In the future, the Company may issue additional options, warrants or other derivative securities convertible into its common stock. The public sale of the Company's common stock by the selling stockholders who control large blocks of its common stock could depress the market price of its common stock.

FAILURE TO SATISFY NASDAQ NATIONAL MARKET LISTING REQUIREMENTS MAY RESULT IN THE COMPANY'S STOCK BEING DELISTED FROM THE NASDAQ NATIONAL MARKET AND BEING SUBJECT TO RESTRICTIONS ON "PENNY STOCK".

         The Company's common stock is currently listed on the Nasdaq National Market under the symbol "RBOT." For continued inclusion on the Nasdaq National Market, the Company must maintain among other requirements net tangible assets of at least $4.0 million, a minimum bid price of $1.00 per share, and a market value of its public float of at least $5.0 million. Nasdaq also recently announced a pilot program that proposes to change the current $4.0 million net tangible assets requirement to a new threshold of $10.0 million in stockholders' equity. While the Company believes it is in compliance with existing listing requirements, the Company does not believe that it currently satisfies the proposed requirement of $10.0 million in stockholders' equity. However, according to a recent Nasdaq bulletin, the Company has until November 2, 2002 to achieve compliance with the new minimum equity standard. In the event that the Company fails to satisfy listing standards on a continuous basis, the Company's common stock may be removed from listing on the Nasdaq National Market. If the Company's common stock is delisted from the Nasdaq National Market, and the Company is not able to list the shares on the Nasdaq Small Cap Market or another exchange, trading of its common stock, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or, if available, the NASD's "Electronic Bulletin Board." As a result, stockholders could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's common stock, and the trading price per share could be reduced.

         If the Company's shares are not listed on any exchange or on the Nasdaq National Market, they are also subject to the regulations regarding trading in "penny stocks," which are those securities trading for less than $5.00 per share. The following is a list of the restrictions on the sale of penny stocks:

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

         As a result of a failure to maintain the trading of the Company's stock on the Nasdaq National Market and the rules regarding penny stock transactions, the investors' ability to sell to a third party may be limited. The Company makes no guarantee that its current market-makers will continue to make a market in its securities, or that any market for its securities will continue.


ITEM 2.  PROPERTIES

         The Company leases approximately 50,000 square feet of office and manufacturing space in an office park in Goleta, California, approximately 4,300 square feet in Shanghi, China and approximately 1,300 square feet of office space in Strasbourg, France. As of December 31, 2001, the

Company had the following minimum lease payments for certain facilities: 2002- $1,054,000; 2003- $1,082,000; 2004- $1,113,000, 2005-$1,144,000 and thereafter
$1,177,000.


ITEM 3.  LEGAL PROCEEDINGS

         On May 10, 2000, the Company filed a lawsuit in United States District Court alleging that Intuitive Surgical's da Vinci surgical robot system infringes on the Company's United States Patent Nos. 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664, 5,855,583 and 6,063,095. These
patents concern methods and devices for conducting various aspects of robotic surgery. On June 30, 2000, Intuitive served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On or about December 7 and 8, 2000, the United States Patent and Trademark Office (USPTO) granted three of Intuitive's petitions for a declaration of an interference relating to the Company's 5,878,193, 5,907,664 and 5,855,583 patents. An interference is a proceeding within the USPTO to resolve questions regarding who was the first to invent the subject matter of a patent and/or a patent application. At the present time the Company has not received a ruling from the USPTO on the parties' preliminary motions. On February 13, 2001, the United States District Court issued an order staying the infringement action for up to one year pending decision on preliminary motions the parties have filed in the interference proceedings. The United States District Court stated that the stay will be lifted as of April 30, 2002 and the litigation will be reactivated as of that date.

         On February 21, 2001, Brookhill-Wilk filed suit against the Company alleging that the Company's ZEUS surgical system infringed upon Brookhill-Wilk's United States Patent Nos. 5,217,003 and 5,368,015. Brookhill-Wilk's complaint seeks damages, attorneys' fees and increased damages alleging willful patent infringement. The Company does not believe that its products currently infringe either patent and believes that if any claim of either patent is interpreted to cover any of the Company's current products, the claim would be invalid. On March 21, 2001, the Company served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On November 8, 2001, the United States District Court for the Southern District of New York in the co-pending Brookhill-Wilk v. Intuitive Surgical, Inc., Civil Action No. 00-CV-6599 (NRB), issued an order interpreting the claims of Brookhill-Wilk's Patent No. 5,217,003 in a way that the Company believes excludes current applications of its ZEUS surgical system. In light of this decision, on November 13, 2001, the parties to Brookhill Wilk v. Computer Motion, Inc. agreed to dismiss the case without prejudice. On March 25, 2002 Judge Alvin K. Hellerstein signed the order dismissing the case without prejudice.

         On March 30, 2001, Intuitive and IBM Corporation filed suit alleging that the Company's AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984 which was issued on March 13, 2001. The complaint seeks damages, a preliminary injunction, a permanent injunction, and costs and attorneys fees. The claims are directed to a surgical system employing voice recognition for control of a surgical instrument. Discovery by both parties is ongoing and the Company is currently taking discovery relating to the Company's non-infringement, patent invalidity and enforceability defenses.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matters were submitted to a vote of the Company's stockholders during the quarter ended

December 31, 2001.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is quoted on the NASDAQ National Market under the symbol "RBOT." The high and low sale prices for the Company's common stock during 2001 and 2000 are set forth below:

                                  High        Low
                                 ------     ------
Year Ended December 31, 2001
Fourth Quarter                   $ 4.61     $ 3.06
Third Quarter                    $ 4.80     $ 3.02
Second Quarter                   $ 5.65     $ 2.88
First Quarter                    $ 6.50     $ 3.66

                                  High        Low
                                 ------     ------
Year Ended December 31, 2000
Fourth Quarter                   $ 9.94     $ 3.00
Third Quarter                    $13.00     $ 6.25
Second Quarter                   $ 9.63     $ 5.88
First Quarter                    $11.31     $ 9.00

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

         The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by the Company's Board of Directors and will depend on the Company's financial condition, results of operations and other factors deemed relevant by its Board of Directors at the time. As of March 25, 2002, there were approximately 6,300 stockholders of record.

         On February 16, 2001, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors. Under the terms of the Securities Purchase Agreement, the Company sold a total of 10,024 shares of the Company's Series B Convertible Preferred Stock and warrants to purchase 557,932 shares of the Company's common stock, for the total consideration of $10,024,000. In connection with this transaction, the Company filed Registration Statements on Form S-3 and Form S-2 (File Nos. 333-58962 and 333-65952 respectively) covering the shares of the Company's common stock which were issued upon conversion of the shares of Series B Convertible Preferred Stock and will be issued upon exercise of the warrants. The Company used the proceeds from the sale of its Series B Convertible Preferred Stock to retire approximately $3 million in debt and the remainder will be used to fund working capital needs due to investments in clinical trials, research and development, and sales and marketing programs and for other general operating requirements.

         On March 30, 2001, the Company entered into an Equity Line Financing Agreement with Societe Generale, under which the Company was entitled to issue and sell, from time to time, shares of the Company's common stock to Societe Generale. In connection with the Equity Line Financing Agreement, the Company filed a Registration Statement on Form S-2 (File No. 333-65952) covering the shares of the Company's common stock to be issued upon delivery of draw down notices. The parties terminated the Equity Line Financing Agreement on February 12, 2002. Prior to termination of the equity line, the Company raised $506,126 by issuing 111,615 shares to Societe Generale. The Company used these proceeds to fund working capital needs for clinical trials, research and development, and sales and marketing programs and for other general operating requirements.


PART II


ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Company's consolidated financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below. The selected financial data is derived from consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants.

         Years Ending  December 31.

         (in thousands except per share data)

                                      2001           2000           1999           1998           1997
                                    --------       --------       --------       --------       --------
Revenue                             $ 25,531       $ 21,732       $ 18,058       $ 10,586       $  6,611
Net loss                            $(16,413)      $(16,349)      $(13,375)      $(11,545)      $ (9,219)
Net loss per share                  $  (1.98)      $  (1.90)      $  (1.57)      $  (1.45)      $  (2.12)
Weighted average common shares
  outstanding                         10,276          9,309          8,503          7,959          4,343
Total assets                        $ 21,186       $ 23,089       $ 23,361       $ 30,444       $ 37,313
Long-term liabilities               $  1,748       $  1,475       $  1,073       $    131             --


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

         This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially due to factors that include, but are not limited to, the risks discussed in Item 1 above under the heading "Risk Factors."

MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OF   FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The Company develops and markets proprietary robotic and computerized surgical systems that are intended to enhance a surgeon's performance and centralize and simplify a surgeon's control of the OR. The Company believes that its products will provide surgeons with the precision and dexterity necessary to perform complex, MIS procedures, as well as enable surgeons to control critical devices in the OR through simple verbal commands. The Company believes that its products will broaden the scope and increase the effectiveness of MIS, improve patient outcomes, and create a safer, more efficient and cost effective OR.

         The Company's AESOP Robotic Endoscope Positioning System allows direct surgeon control of the endoscope through simple verbal commands, eliminating the need for a member of a surgical staff to manually control the camera, while providing a more stable and sustainable endoscopic image.

         The Company's ZEUS Robotic Surgical System is comprised of three surgeon-controlled robotic arms, one of which positions the endoscope and two of which manipulate surgical instruments. The Company believes that ZEUS will improve a surgeon's dexterity and precision and enhance visualization of, and access to, confined operative sites.

         The Company's HERMES Control Center is designed to enable a surgeon to directly control multiple OR devices, including various laparoscopic, arthroscopic and video devices, as well as the Company's robotic devices, through simple verbal commands.

         The Company's SOCRATES Telementoring System enables remote access to HERMES networked devices via proprietary software and standard teleconferencing components.

         Recurring revenue represents sales to ongoing customer for supplies, disposable drapes, instruments, accessories, services and extended warranty arrangements.

         Development revenue for the year ended December 31, 2001 came from the following three sources: (i), fees paid for the use of prototype product to perform limited, experimental procedures on animals, including minimally invasive coronary artery bypass grafts, anastomosis of the small bowel, and procedures involving the bile duct, ureteral and iliac artery; (ii) fees paid in conjunction with the delivery of a tele-surgical system including technical and clinical support provided by the Company, in order to perform experimental surgeries in a laboratory setting, as well as possible clinical cases; and (iii) fees paid in conjunction with assisting other medical companies to prepare their private label medical devices to be compatible with the HERMES operating room control system.

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

         The Company recognizes revenue from the sale of products to end-users, including supplies and accessories, once shipment has occurred, (as the Company's general terms are FOB shipping point. In those few cases where the customers terms are FOB their plant, revenue is not recognized until the Company receives a signed delivery and acceptance certificate), and all of the conditions of SAB 101 (items (a): through (d): as identified above) have been met. Revenue is recognized from the performance of services as the services are performed.

         The Company recognizes revenue from the sale of products to distributors, including supplies and accessories, once shipment has occurred, (as the Company's general terms are FOB shipping point.), and all of the conditions of SAB 101 have been met. The Company's distributors do not have rights of return or cancellation. Revenue from distributors, which do not meet all of the requirements of SAB 101, are deferred and recognized upon the sale of the product to the end user.

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

         Shipments of products to be used for demonstration purposes or prototype products used in development programs are included in the property and equipment balance in the accompanying consolidated balance sheets. Revenue recognized on the rental of this equipment is recognized as development revenue over the term of the agreement.

         The Company has sustained significant losses since inception and expects to continue to incur losses due to research and development efforts, costs associated with obtaining regulatory approvals and clearances, continued marketing expenditures to increase sales and other costs associated with the Company's anticipated growth. Furthermore, the Company anticipates that its operating results may fluctuate significantly from quarter to quarter in the future, depending on a number of factors, many of which are outside the Company's control. These factors include timing and results of clinical trials, delays associated with FDA and other clearance processes, changes in pricing policy by the Company or its competitors, changes in the financial condition of its customers, the number, timing and significance of product enhancements and new products by the Company and its competitors, health care reimbursement policies and product quality issues.

RESULTS OF OPERATIONS

         Revenue. Revenue increased $3,799,000, or 17%, to $25,531,000 in 2001 from $21,732,000 in 2000. Except for the ZEUS product line and development fees, revenue increased on all of the other Company's product lines over the prior year. ZEUS revenues decreased $2,156,000, or 19%, due to U.S. regulatory factors and the transition from MicroJoint to MicroWrist. AESOP revenues increased $2,699,000, or 48%, due to increased demand worldwide. HERMES revenue increased $1,083,000, or 73%, due primarily to increased demand from the Company's OEM partner, Stryker Corporation. SOCRATES revenue was $832,000 for its initial year. Development revenues decreased $201,000, or 20%, due to the expiration of prior years' development agreements. Recurring revenues increased $1,542,000, or 68%, as the installed base of robotic systems increased leading to more demand for parts, accessories, supplies and service.

     Revenues outside of the United States increased $983,000, or 11%. Sales to Europe and the Middle East increased by $3,170,000, or 80%, due to increased in product demand. This was partially offset by a reduction in revenues from Asia and South America of $2,312,000.

     Revenue increased $3,674,000, or 20%, to $21,732,000 in 2000 from
$18,058,000 in 1999. The increase resulted from a $5,209,000, or 84%, increase in ZEUS revenue. While Zeus has limited use in the United States, it can be sold without restriction in all countries that accept the "CE" mark for approved applications use. Recurring revenues increased by $1,003,000, or 79%, as the installed base of robotic systems increased leading to more demand for parts, accessories, supplies and service. AESOP revenues declined, $884,000, or 14%, because management elected to focus the Company's marketing and distribution efforts on its emerging ZEUS product line. HERMES sales also declined by $1,282,000, or 46%, as the Company's OEM partner, Stryker Corporation, purchased lower volumes in 2000 from 1999. Development revenues decreased by $372,000, or 27%. These revenues will decrease over time, as the original development agreements begin to expire in 2001.

     Gross profit. Gross profit increased $1,789,000, or 14%, to $14,944,000 in 2001 from $13,155,000 in 2000. Gross margin decreased to 59% in 2001 from 61% in 2000. The decrease in gross margin was primarily due to a shift in product mix with lower gross margins. Gross profit increased $4,232,000, or 47%, to $13,155,000 in 2000 from $8,923,000 in 1999. Gross margin increased to 61% in
2000 from 49% in 1999. The increase in gross margin was primarily due to increased volumes leading to a greater absorption of fixed manufacturing costs.

     Selling, general and administrative. Selling, general and administrative expenses increased $1,484,00, or 8%, to $19,282,000 in 2001 from $17,798,000 in
2000. The increase was due mainly to the addition of sales personnel and commission payments as the Company expanded its worldwide sales, service and training capability, and includes the transfer of the clinical development specialists from research and development expense. Professional fees increased related to the Company's patent infringement litigation.

     The Company's selling, general and administrative expense increased $1,164,000 to $5,554,000, or 27%, in the fourth quarter 2001 from $4,390,000 in the third quarter 2001. The increase was due primarily to the investment in the Company's suite of products through trade shows, public relations, and marketing support. In addition there were higher commissions based on increased shipments, incentives and the use of an outside consultant in Asia. The Company expects selling, general and administrative expense to increase slightly year over as a result of the Company's plan to increase revenue.

     Selling, general and administrative expenses increased $4,367,000, or 33%, to $17,798,000 in 2000 from $13,431,000 in 1999. The increase was due mainly to the investment in the Company's international infrastructure, increased levels of marketing support, greater travel and business expenses, and higher commissions based on the increased sales.

     Research and development. Research and development expenses increased $470,000, or 4%, to $12,034,000 in 2001 from $11,564,000 in 2000. The increase was due mainly to increased spending of $2,380,000 for the acceleration of clinical trials in the last six months of 2001. This expense increase more than offsets the transfer of the clinical development specialists from research and development expense to a selling expense in the second quarter of 2001, as well as, decreased spending over prior years for initial patent filings and professional fees.

     Research and development expenses increased $2,036,000, or 21% to $11,564,000 in 2000 from $9,528,000 in 1999, primarily as a result of additional personnel to support the development efforts with respect to ZEUS and the cost of clinical trials.

     Research and development expenses increased $906,000, or 33%, to $3,650,000 in the fourth quarter 2001 from $2,744,000 in the third quarter 2001. The increase was due primarily to increased spending for the acceleration of clinical trials. The Company expects research and development expense to decrease next year due to decreased spending on clinical trials.

     Other expense/(income). Other expense was $21,000 in 2001 from $118,000 in 2000. In 2001, other expense included interest income on short-term deposits of $91,000, interest expense of $114,000 from debt used to finance ongoing operations, along with minor amounts on foreign currency transactions gains and other expense.

     Other expense was $118,000 in 2000 from other income of $681,000 in 1999. In 2000, other expense was almost entirely interest expense from debt used to finance ongoing operations partially offset by interest income earned at the beginning of the year. Other income in 1999 was almost entirely interest income.

     Income taxes. Minimal provisions for state income taxes have been recorded on the Company's pre-tax losses to date. At December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $64,808,000 and $9,527,000 respectively, which are available to offset future federal and state taxable income. Federal carryforwards expire between fifteen and twenty years after the year of loss and state carryforwards expire between five and seven years after the year of loss. The Company has provided a full valuation allowance on the deferred income tax asset because of the uncertainty regarding its realization.

Revenue (quarterly analysis). Revenue and units shipped by quarter for the year ended December 31,2001 is shown in the attached table:

                                                             Revenue by product line for the three months ended
                                                                          (Amounts in thousands)
                                        ----------------------------------------------------------------------------------------
                                        Dec. 31, 2001     Sep. 30, 2001       Jun. 30, 2001      Mar. 31, 2001     Dec. 31, 2000
                                        -------------     -------------       -------------      -------------     -------------
ZEUS robotic and surgical systems         $3,741             $2,631               $1,359             $1,495           $5,415
AESOP robotic and surgical systems         2,560              2,414                1,359              1,962            1,307
SOCRATES telementoring systems               384                305                   88                 55                -
HERMES voice control center                  543                573                  352              1,093              534
Development revenue                          169                268                   69                303               88
Recurring revenue                          1,257                967                  776                808              847
                                          ------             ------               ------             ------           ------
                                          $8,654             $7,158               $4,003             $5,716           $8,191

                                                        Units sold by product line for the three months ended
                                        ----------------------------------------------------------------------------------------
                                        Dec. 31, 2001     Sep. 30, 2001       Jun. 30, 2001      Mar. 31, 2001     Dec. 31, 2000
                                        -------------     -------------       -------------      -------------     -------------
ZEUS robotic and surgical systems              5               4                    2                  2                10
ZEUS robotic and surgical systems
  upgrades                                     3               3                    -                  -                 -
AESOP robotic and surgical systems            38              34                   22                 25                26
SOCRATES telementoring systems                 4               4                    1                  1                 -
HERMES voice control center                   78              75                   42                106                56

     The Company does not believe that there are material seasonal trends. Since the first quarter of 1998, the Company has had quarter over quarter increases in revenues in all but three quarters. The Company is penetrating only a small fraction of the total potential market for its products. Although many medical conditions that can be treated using the Company's products can also be treated by pharmaceuticals and other medical devices, the Company does not believe that it encounters direct competition for its AESOP, HERMES or SOCRATES products. The Company believes that it has only one direct competitor for its ZEUS product. Because its AESOP, HERMES, SOCRATES and ZEUS products are comprised of relatively new technologies, and because the current customer profiles are made up of early adopters that share the Company's pioneering vision for these new technologies, the Company does not believe that there is any statistical significance to its quarterly increase or decrease variations in business levels. The challenges the Company faces in its attempt to increase market share today involve market acceptance and adoption of these new technologies. The Company believes that statistical significance in any increases or decreases will not occur until its products receive larger mass-market acceptance and adoption. In addition, the Company believes that the sales cycles for addition, the sales cycle for capital medical equipment is approximately three to six months, especially for innovative technology like the Company's AESOP, HERMES, SOCRATES and ZEUS products. Thus, sales in the fourth quarter originate in the third quarter, and sales in the first quarter originate in the fourth quarter of the prior year. The Company also believes that prospecting for new sales tends to fall off in the fourth quarter since its sales focus is on closing sales for the current calendar year and because there are fewer working days available due to the holiday season.

     The analysis of the Company's quarterly revenue changes is as follows:

     Revenue for the quarter ended March 31, 2001 compared to the quarter ended December 31, 2000.

     Revenue decreased $2,475,000, or 30%, to $5,716,000 for the quarter ended March 31, 2001 from $8,191,000 for the quarter ended December 31, 2000. The Company's ZEUS product line was responsible for the revenue decrease. ZEUS revenue of $1,495,000 for the quarter decreased $3,920,000 over the prior quarter due to reduced demand resulting in two systems shipped in the quarter. AESOP revenue of $1,962,000 for the quarter increased $655,000 from the prior quarter mainly as a result of an increase in the systems average sales price. HERMES revenue of $1,093,000 for the quarter increased $559,000 from prior quarter due to increased demand from the Company's HERMES alliance partner, Stryker Corporation. For the quarter ended March 31, 2001, the Company received approximately $200,000 development revenues associated with a procedure development project.

     Revenue for the quarter ended June 30, 2001 compared to the quarter ended March 31, 2001.

     Revenue decreased $1,713,000, or 30%, to $4,003,000 for the quarter ended June 30, 2001 from $5,716,000 for the quarter ended March 31, 2001. Except for SOCRATES product line, revenues from all of the Company's other product lines revenues were lower than the prior quarter. ZEUS revenue of $1,359,000 for the quarter decreased $136,000, or 9%, from prior quarter as a result of a lower average selling price based on the same number of systems shipped. AESOP revenue of $1,359,000 for the quarter decreased $603,000, or 31%, from the prior quarter mainly as a result of a lower average selling price on systems shipped which was three less than the number of systems shipped in the prior quarter. HERMES revenue of $352,000 for the quarter decreased $741,000, or 68%, from prior quarter due to decreased demand from the Company's HERMES alliance partner, Stryker Corporation. Development revenues of $69,000 decreased $234,000, or 77%, from the prior quarter, and these revenues will decrease over time, as the development agreements begin to expire through 2001 and there are no added development revenue projects as in the prior quarter. SOCRATES revenue of $88,000 and recurring revenues of $776,000 remained relatively constant from prior quarter.

     Revenue for the quarter ended September 30, 2001 compared to the quarter ended June 30, 2001.

     Revenue increased $3,155,000, or 79%, to $7,158,000 for the quarter ended September 30, 2001 from $4,003,000 for the quarter ended June 30, 2001. All of the Company's product lines had increased revenues from the prior quarter. ZEUS revenue of $2,631,000 for the quarter increased $1,272,000, or 94%, from the prior quarter due to increased demand resulting in four systems shipped and three upgrades due to the Company's MicroWrist enhancement shipped in the quarter. AESOP revenue of $2,414,000 for the quarter increased $1,055,000, or 78%, from the prior quarter mainly as a result of an increase to a total of 34 units shipped in the quarter. HERMES revenue of $573,000 for the quarter increased $221,000, or 63%, from prior quarter due to increased demand from the Company's HERMES alliance partner, Stryker Corporation. During the third quarter, the Company recorded $268,000 as development revenue of which $250,000 came from the Lindbergh project, the first major trans-Atlantic telesurgical operation. On a continuing basis, these revenues will decrease over time, as the development agreements begin to expire through 2001. Recurring revenues of $967,000 for the quarter increased $191,000, or 25%, over the prior quarter, as the installed base of robotic systems increased leading to more demand for parts, accessories, supplies and service.

     Revenue for the quarter ended December 31, 2001 compared to the quarter ended September 30, 2001.

     Revenue increased $1,496,000, or 21%, to $8,654,000 for the quarter ended December 31, 2001 from $7,158,000 for the quarter ended September 30, 2001. Except for HERMES and development revenue, all of the Company's other product lines increased from the prior quarter. ZEUS revenue of $3,741,000 for the quarter increased $1,110,000, or 42%, from the prior quarter due to increased demand resulting in five systems shipped and three upgrades due to the Company's MicroWrist enhancement shipped in the quarter. AESOP revenue of $2,560,000 for the quarter increased $146,000, or 6%, from the prior quarter mainly as a result of an increase in systems shipped in the quarter. HERMES revenue of $543,000 for the quarter decreased $30,000, or 5%, from prior quarter due to minor decrease in demand from the Company's HERMES alliance partner, Stryker Corporation. Development revenues decreased by $99,000, or 37%. These revenues will decrease over time as the Company's development contracts continue to expire. Recurring revenues of $1,257,000 for the quarter increased $290,000, or 30%, from the prior quarter, as the installed base of robotic systems increased leading to more demand for parts, accessories, supplies and service.

FINANCIAL CONDITION

     Since its inception, the Company's expenses have exceeded its revenues, resulting in an accumulated deficit of $84,594,000 as of December 31, 2001. Since its initial public offering, the Company had primarily relied on proceeds from issuance of preferred and common stock and bridge debt financing to fund its operations. At December 31, 2001, the Company's current ratio (current assets divided by current liabilities) was 1.048 to 1 versus 1.4 to 1 at December 31, 2000, reflecting a decrease in current assets of $2,464,000 and an increase in current liabilities of $2,474,000.

     For the year ended December 31, 2001, the Company's use of cash in operating activities of $7,564,000 was primarily attributable to the net loss, increase in inventories, and offset by a decrease in accounts receivables, increases in accounts payable, accrued expenses and deferred revenue. The Company's products are generally shipped FOB shipping point, with terms from 30 to 90 days for domestic sales and 60-180 days for foreign sales based on an acceptable credit determination and in accordance with SAB 101.

     A significant amount of the Company's revenues come from sales to foreign customers (40% in fiscal year 2001). In addition, total revenues in the last four months of 2001 were $13,869,000, or 54% of annual revenues, compared to total revenues of $11,662,000, or 46% of annual revenues, in the first eight months of 2001. Furthermore, 27% of the revenues occurred within the last four weeks of the year. As a result of these facts, accounts receivable of $8,594,000 represents 62% of the last four months revenues at December 31, 2001.

     Due to the significant percentage of revenues recognized in the last four months of the year ended December 31, 2001 and the 60 to 180 day payment terms, foreign customers accounts receivable at December 31, 2001 comprised approximately 34% of revenue for the year ended December 31, 2001. The existing pattern of substantial receivable balances will remain for an indeterminate time due to the following factors: (i) a substantial portion of the revenues recognized are shipped in the last month of each quarter and (ii) terms with foreign customers are expected to remain at 60 to 180 days.

     Cash outflow from purchases of plant and equipment was $2,328,000 in 2001. The Company currently has no material commitments for capital expenditures. For the year ended December 31, 2001, net cash provided by financing activities of $9,408,000 was primarily the result of equity offerings and debt incurred during the course of the year.

     The Company's operations to date have consumed substantial amounts of cash, and the Company expects its capital and operating expenditures will exceed revenues for at least the next year. The Company raised additional funds through the following transactions. In January 2002, the Company entered into a secured, revolving line of credit with Bay View Funding. This line of credit provides for borrowings up to $2,000,000 based on eligible domestic trade receivables at a factoring fee of 2% plus a financing fee of prime rate plus 3% and is secured by all the assets of the Company. In addition, the Company paid a one time dividend in common stock valued at $1,192,508 to the holders of its Series B Convertible Preferred Stock who converted such shares into common stock on or prior to February 13, 2002. In February 2002, the Company raised gross proceeds of approximately $11,598,000 through the sale and issuance of shares of common stock to certain institutional and accredited investors, including Robert W. Duggan, the Company's Chief Executive Officer and Chairman. An additional $1,391,000 from certain vendors was cancelled in exchange for 328,689 shares of the Company's common stock. The proceeds from the sale of the Company's common stock was used to retire approximately $2,358,695 (including a note payable to Mr. Duggan) in debt and the remainder of the proceeds will be used to fund working capital needs due to investments in clinical trials, research and development, sales and marketing programs and for other general operating requirements.

     In February 2002, the holders of its Series B Preferred Stock converted all of their remaining shares into common stock of the Company. Approximately 2.5 million common shares were issued in connection with the conversion. In February 2002, the Company also terminated its equity line agreement with Societe Generale. In connection with the termination of the equity line agreement, the Company paid a $135,000 settlement fee to Societe Generale.

     The Company believes that it will be able to fund its operations for at least twelve months with its current cash and cash equivalent balances. However, the Company may require substantial working capital to fund its business after December 31, 2002 and will therefore need to raise additional capital. The Company anticipates that it will obtain additional funding, as needed, to support its operations through and after December 31, 2002 from the following sources: current cash balances, the proceeds from the exercise of warrants, and the issuance of additional debt or equity securities. The Company cannot assure you that additional capital will be available on terms favorable to it, or at all. The various elements of the Company's business and growth strategies, including its introduction of new products, the expansion of its marketing and distribution activities and its efforts to obtaining regulatory approval or market acceptance, will require additional capital. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund those business activities essential to its ability to operate profitably, including further research and development, clinical trials, and sales and marketing activities, would be significantly limited.

     The Company's financial instruments include cash and short-term investment grade debt securities. At December 31, 2001, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, the Company does not have significant overall currency exposure at December 31, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and Supplementary Data required by this Item 8 are set forth at the pages indicated at Item 14(a)(1).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.




PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Daniel R. Doiron, Ph.D., 51, was a founder and director of Miravent Medical Technologies, Inc. (formerly PDT, Inc.), a pharmaceutical company specializing in photodynamic therapy for certain cancers and other diseases, where he served in various capacities, including Vice

President of Technology and Chief Scientist and President of its subsidiary, PDT Systems, Inc., from 1989 to 1997. Dr. Doiron holds B.S. and M.S. degrees in Nuclear Engineering and a Ph.D. in Chemical Engineering from the University of California at Santa Barbara.

     Robert W. Duggan, 57, has been Chief Executive Officer since October 1997, and Chairman of the Board of Directors since 1990. Mr. Duggan has been a private venture investor for more than 25 years, and has participated as a director of, investor in and advisor to numerous small and large businesses in the medical equipment, computer local and wide area network, PC hardware and software distribution, digital encryption, consumer retail goods and outdoor media communications industries. He has also assisted in corporate planning, capital formation and management for his various investments. He is a member of the University of California, Santa Barbara Foundation Board of Trustees, as well as the University's Engineering Steering Committee.

     M. Jacqueline Eastwood, 55, has been President and Chief Executive Officer of TissueLink Medical Inc., a medical device company, since August 1999. Ms. Eastwood previously served as Vice President, Corporate Ventures of Medtronic, Inc., a medical device company, from 1997 to 1998. Ms. Eastwood's positions with Medtronic, Inc. have also included Vice President of Minimally Invasive Cardiac Surgery from December 1995, and Vice President and General Manager of Bio-Medicus from 1992.

     Jeffrey O. Henley, 57, is currently an Executive Vice President and the Chief Financial Officer of Oracle Corporation. Prior to joining Oracle in 1991, Mr. Henley served as Executive Vice President and Chief Financial Officer at Pacific Holding Company, Los Angeles, and Executive Vice President and Chief Financial Officer at Saga Corp., a multi-billion dollar food service company. He also served as Director of Finance at Memorex Corp. in its large storage division and as Controller of International Operations at Fairchild Camera and Instruments. Mr. Henley holds a bachelor's degree in economics from the University of California at Santa Barbara and an MBA in finance from UCLA.

     Yulun Wang, Ph.D., 41, founded Computer Motion in 1989 and served as President until January 1996, at which time he became Chief Technical Officer and Executive Vice President. He has been a Director of the Company since its inception. Dr. Wang is the principal architect of the Company's product strategy, and inventor of many of the technologies that are used to create the Company's products. Dr. Wang has over 40 publications and holds over two dozen patents and patents-pending. He frequently gives presentations at major medical meetings on the future of robotics and computers in the field of surgery. Prior to founding the Company, Dr. Wang taught at the University of California, Santa Barbara. He has also been the recipient of many research grants from the National Aeronautics and Space Administration (NASA), and National Institute of Health and Defense Advanced Research Projects Agency (DARPA). Dr. Wang earned B.S., M.S. and Ph.D. degrees in electrical engineering from the University of California at Santa Barbara.

EXECUTIVE OFFICERS

     William J. Meloche, 58, joined the Company as Executive Vice President of Sales and Marketing in July of 2000. Mr. Meloche was formerly president and CEO of Meloche Communications International, a communications agency he started in 1975 focused on strategic marketing to global markets. Meloche Communications grew from inception up to the sale of the company to a group of investors in 1994 to annual revenues in excess of $50,000,000. Previous clients include American Express, Air Canada, Timex and Toyota Corporation. From 1994 until the time of his employment with the Company, Mr. Meloche acted as an independent consultant and advisor to companies in the areas of building business to business relationships and changes in the management processes. He is a respected communications innovator and the architect of the Customer Care Process, as practiced by several leading service corporations.

     Gordon L. Rogers, 48, served as the Company's Vice President and Chief Financial Officer from March 2000 until he resigned effective as of December 31, 2001.

     David A. Stuart, 45, joined the Company as Vice President of Operations in June 1996. From 1992 to 1996, Mr. Stuart served as Director of Materials at Quantum Corporation, a disk drive manufacturer. Previously, he was Director of Materials and Manager of Manufacturing Finance for LTX Corporation, a manufacturer of semi-conductor test equipment. Mr. Stuart currently serves as a board member of the American Management Association Executive Council for Strategic Supply Chain Management.

     Eugene W. Teal, 57, joined the Company as the Executive Vice President, Finance and Administration in February 2002. He will implement processes and procedures to align financial and corporate strategy to enable sustainable competitive advantage in the Company's markets. From 2000 to 2001 Mr. Teal served as a Business Consulting Director at Oracle Corporation. Prior to joining Oracle, from 1981 to 1990 Mr. Teal served as a Senior Vice President and was a member of the Board of Directors at Alexander & Alexander. Between 1990 and 2000 Mr. Teal held various consulting and college teaching positions. Mr. Teal was also a consultant for McKinsey & Company, solving strategic problems of concern to CEOs and boards of directors. His clients represented numerous industries and included those in Western Europe and Mexico. Mr. Teal holds a Bachelor's degree in Economics from the University of California at Santa Barbara and an MBA in Finance from UCLA.

     Stephen Pedroff, 45, joined the Company as Vice President, Corporate Relations in September 2001. Prior to joining the Company, from 2000 to 2001 Mr. Pedroff served as Director of Business Development at Salus Media, Inc., a developer of online health and wellness products for the medical and insurance industries. From 1998 to 2000 Mr. Pedroff served as Vice President of Business Development at Digital Media International, a maker of location based entertainment products. From 1996 until 1998 Mr. Pedroff served as an Executive Producer for America Online. Prior to joining American Online, from 1988 to 1996 Mr. Pedroff owned and ran a public relations and marketing firm, where he created successful communications campaigns for clients including MCI, General Motors, McGhan Medical, and Fujitsu. Mr. Pedroff has also engaged in business development work with companies including Mattel, Disney Imagineering, Cendant Software, and Segasoft.

     Darrin Uecker, 36, was appointed the Company's Chief Operating Officer in July 2001. Previously, from 2000 until 2001 he served as the Company's Vice President of Engineering. While Vice President of Engineering, Mr. Uecker led the research and development teams for the Company's core product platforms:
AESOP, HERMES and ZEUS. Most recently, he was responsible for the creation of Zeus with MicroWrist. In his current positions Mr. Uecker has overall responsibility for the Company's Engineering, Production and Clinical/Regulatory/Quality Affairs departments. Mr. Uecker joined the Company in 1993 and has served as Staff Software Engineer, Manager and Vice President of Engineering. Mr. Uecker holds 11 patents and has written numerous publications in the areas of computer vision, man-machine interface design, and medical robotic systems and has more than a dozen patents pending. Mr. Uecker received both his B.S. and M.S. degrees in Electrical and Computer Engineering from the University of California at Santa Barbara.

     David Munjal, 61, joined the Company in October 2001 as Vice President of Clinical Affairs, Regulatory Affairs, and Quality Assurance. Prior to joining the Company, from 1997 to 2001, Dr. Munjal served as Director of Clinical Research & Regulatory Affairs at BioEnterics Corporation (BEC), an Inamed Company where he was responsible for the Company's worldwide clinical and regulatory, managed and completed clinical trials for a number of projects, and drafted and submitted applications through FDA and international regulatory agencies. Prior to joining BEC, Dr. Munjal worked for nine years as Corporate Director of Clinical Research/Clinical Affairs for Medox Medical/Boston Scientific Corporation. Previously, Dr. Munjal served in various positions at Organon, Inc., Abbott Laboratories, and Integra Life Sciences. Dr. Munjal received his Ph.D. in Biochemistry/Immunology from the State University of New York at Buffalo and did advanced post-doctoral training and teaching at Harvard University, University of Kentucky, and Ohio State University.

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

     Based solely upon its review of the copies of Forms 3, 4 and 5 and amendments thereto, the Company believes that all filing requirements under
Section 16(a) of the Exchange Act applicable to its directors, officers and any persons holding ten percent or more of the Company's common stock were made with respect to the Company's fiscal year ended December 31, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table shows the cash compensation and certain other compensation paid or accrued by the Company to its Chief Executive Officer and each of the executive officers of the Company whose total compensation exceeded $100,000 (collectively the "Named Executive Officers") during fiscal years 2001, 2000 and 1999 in all capacities in which they served.

                               SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------
                                           ANNUAL COMPENSATION       SECURITIES
       NAME AND                          ----------------------      UNDERLYING    ALL OTHER
  PRINCIPAL POSITION           YEAR       SALARY         BONUS        OPTIONS     COMPENSATION
  ------------------           ----      --------      --------      ----------   ------------
Robert Duggan                  2001      $167,680      $ 16,400        25,000
Chairman                       2000      $164,000      $  3,280        40,400            --
Chief Executive Officer        1999      $160,447      $  3,280        20,000            --

Yulun Wang                     2001      $167,680      $ 16,400        25,000
Chief Technical Officer        2000      $164,000      $ 12,300        40,400            --
Founder                        1999      $160,447      $ 12,300        20,000            --


David A. Stuart                2001      $163,590      $ 14,808        15,000
Vice President Operations      2000      $147,000      $ 10,050        20,520            --
                               1999      $129,125      $ 10,050        20,000            --

David Munjal (1)               2001      $ 34,398                      50,000      $  3,900
Vice President Clinical,       2000            --            --            --            --
Regulatory and                 1999            --            --            --            --
Quality Affairs


Gordon Rogers (2)              2001      $153,366      $  6,250        13,000      $ 36,520
Chief Financial Officer        2000      $118,750            --       120,110      $ 40,374
                               1999            --            --            --            --

Stephen Pedroff (3)            2001      $ 36,923            --        50,000            --
Vice President Marketing       2000            --            --            --            --
                               1999            --            --            --            --


Darrin Uecker (4)              2001      $145,609      $  8,613       110,000            --
Chief Operating Officer        2000            --            --        90,000            --
                               1999            --            --            --            --


William Meloche                2001      $165,000            --        20,000      $ 30,792
Executive Vice President       2000      $ 80,752            --       150,000
                               1999            --            --            --            --


(1) Mr. Munjal joined the Company in October 2001, at an annual salary of $150,000.
(2) Mr. Rogers resigned his position as Chief Financial Officer in October 2001 and left the Company on December 31, 2001.
(3) Mr. Pedroff joined the Company in September 2001, at an annual salary of $120,000.
(4) Mr. Uecker joined the Company in October 2000 and became Chief Operating Officer in July 2001, at an annual salary of $160,000.

OPTION GRANTS

     The following table sets forth certain information concerning grants of stock options to each of the Company's Named Executive Officers during the fiscal year ending December 31, 2001. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains or "option spreads" that would exist for the options. Such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent the Company's estimate or projection of future common stock prices and no assurance can be given that the rates of annual compound stock appreciation assumed for the purposes of the following table will be achieved.

     OPTION GRANTS IN LAST FISCAL YEAR

                                                                              POTENTIAL REALIZABLE
                        NUMBER      % OF TOTAL                                   VALUE AT ASSUMED
                     OF SECURITIES   OPTIONS                                  ANNUAL RATES OF STOCK
                      UNDERLYING    GRANTED TO                               PRICE FOR OPTION TERM(3)
                        OPTIONS     EMPLOYEES     EXERCISE     EXPIRATION    ------------------------
NAME                  GRANTED(1)     IN 2001    PRICE/SHARE(2)    DATE           5%            10%
----                 -------------  ----------  -------------  ----------    ---------      ---------
Robert W. Duggan        25,000        1.6%         $ 4.03        5/30/11      $ 71,567      $186,702
Yulun Wang              25,000        1.6%         $ 4.03        5/30/11      $ 71,567      $186,702
David A. Stuart         15,000        1.0%         $ 4.03        5/30/11      $ 42,940      $112,021
David Munjal            50,000        3.3%         $ 3.30        3/13/10      $117,206      $305,764
Stephen Pedroff         50,000        3.3%         $ 3.59        9/4/11       $127,506      $332,634
Darrin Uecker           90,000        5.9%         $ 4.21        7/27/11      $269,148      $702,146
Darrin Uecker           20,000        1.3%         $ 4.03        5/30/11      $ 57,253      $149,361
William Meloche         20,000        1.3%         $ 4.03        5/30/11      $ 57,253      $149,361

(1) Stock options vest at 20% in 6 months and the remaining balance at 2.5% per month for 40 months
(2) The exercise price per share was equal to the fair market value of the common stock on the date of grant.
(3) The potential realizable value is calculated assuming that the fair market value of the Company's common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the stock option (ten years) and that the stock option is exercised and sold on the last day of its term for the appreciated stock price. The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission. Actual gain, if any, on stock option exercises is dependent on the future performance of the common stock.

OPTION EXERCISES

     The following table sets forth information concerning the exercise of stock options during the last fiscal year and unexercised stock options held as of the end of the fiscal year for the Named Executive Officers. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2001. Also reported are the values for "in the money" options, which represent the positive spread between the exercise prices of any such existing stock options and the fiscal year end price of the Company's common stock.

        AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR-END OPTION VALUES

                                                NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                               UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS
                                                 OPTIONS AT FISCAL               AT FISCAL
                        SHARES                        YEAR-END                YEAR END(1)(2)
                       ACQUIRED               ---------------------------------------------------
                          ON         VALUE                      NON-                      NON-
NAME                   EXERCISE    REALIZED   EXERCISABLE   EXERCISABLE  EXERCISABLE  EXERCISABLE
----                   --------    --------   -----------   -----------  -----------  -----------
Robert W. Duggan           --           --       66,544       64,829         --            --
Yulun Wang                 --           --      103,587       64,829         --            --
David A. Stuart            --           --      120,697       42,996         --            --
David Munjal               --       50,000           --           --
Stephen Pedroff         6,000       56,000           --           --
Darrin Uecker          26,900      173,100           --           --
William Meloche            --           --       41,900      128,100         --            --

(1) Represents market value of underlying securities at date of exercise less option exercise price.

(2) Values were calculated using a price of $3.14 per share, the closing sale price of the Company's common stock as reported by the NASDAQ on December 28, 2001 minus the option exercise price.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information provided to the Company as to beneficial ownership of the Company's common stock as of March 1, 2002 (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than five percent of the Company's common stock; (ii) by each of the Company's directors, including the Company's Chief Executive Officer;
(iii) by each of the four other most highly compensated executive officers, other than the Chief Executive Officer (collectively the "Named Executive Officers"); and (iv) by all directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 1, 2002 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. To the Company's knowledge, except as otherwise indicated and except for the effect of community property laws, as applicable, the persons listed below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                COMMON STOCK            PERCENT OF
BENEFICIAL OWNERS                            BENEFICIALLY OWNED     OUTSTANDING SHARES
-----------------                            ------------------     ------------------
Directors and Executive Officers
Robert W. Duggan (1)                             2,860,263                 16.58%
Yulun Wang (2)                                     893,479                  5.18%
Jeffrey O. Henley (3)                              191,033                  1.11%
Daniel R. Doiron (3)                               133,666                    *
David A. Stuart (3)                                129,727                    *
M. Jacqueline Eastwood (3)                          12,500                    *
William Meloche (3)                                 43,500                    *
David Munjal                                            --                    *
Stephen Pedroff (3)                                  6,000                    *
Darin Uecker (3)                                    28,500                    *
                                                 ---------                 -----
Directors and Executive Officers as a Group      4,298,668                 24.92%
10 persons

* less than 1%

Societe Generale                                 1,448,540                  8.40%
c/o SG Cowen Securities Corporation
1221 Avenue of the Americas
New York, NY 10020

Zurich Scudder Investments, Inc.                   530,800                  3.08%
345 Park Avenue
New York, NY 10154

Catalpa Consulting L.T.D                           686,909                  3.98%
115 Edgehill Drive
Kitchener, Ontario, Canada N2P 2C6

Medtronic Inc.                                     440,548                  2.55%
710 Medtronic Parkway
Minneapolis, MN 55432


(1) Includes 492,546 shares and 3,565 warrants owned by Mr. Duggan's spouse of which he disclaims beneficial ownership and 66,544 stock options and 229,313 warrants which may be exercised within sixty days from March 1, 2002.

(2) Includes 34,912 shares owned by Dr. Wang's minor children of which he disclaims beneficial ownership and 110,587 stock options and 2,162 warrants which may be exercised within sixty days from March 1, 2002.

(3)  Includes 127,803, 28,500, 43,500, 6,000, 12,500, 60,713, and 5,000 stock options and warrants which may be exercised by Mr. Stuart, Mr. Uecker, Mr. Melcohe, Mr. Pedroff, Ms. Eastwood, Mr. Doiron, and Mr. Henley, respectively within sixty days from March 1, 2002.

BOARD COMPENSATION.

     Directors do not receive any cash compensation for their services as members of the Board of Directors, but are reimbursed for expenses in connection with attendance at Board of Directors and Committee meetings. Non-employee directors are eligible for discretionary stock option grants under the Company's stock plans. There were no grants of options to the Company's directors during the year ending December 31, 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     During the year ended December 31, 2001, the Compensation Committee of the Company's Board of Directors established the levels of compensation for the Company's executive officers. The Compensation Committee consisted Dr. Doiron, Ms. Eastwood and Mr. Henley. None of these individuals has ever been an officer or employee of the Company.

COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Board of Directors (the "Committee") was responsible for administering the compensation program for the Company's executive officers, including the named executive officers, in 2001. The Committee is composed exclusively of independent, non-employee directors who are not eligible to participate in any aspect of the executive compensation program, except for the possible receipt of stock options under the Company's stock plans.

     Compensation Philosophy> The Company's continued growth, new product development, regulatory clearance and market introduction activities, together with worldwide healthcare reform and competitive pressures, present significant challenges to the Company's management. The Committee believes that, if the Company is to continue its growth, bring new products to market, achieve significant revenues and become profitable, its executive compensation program must have the flexibility to attract and retain high quality employees. Furthermore, the executive compensation program must provide incentives which will reward key managers for aggressively pursuing the actions necessary to improve the Company's performance and enhance long-term shareholder value. The Company's executive compensation program is based upon a pay-for-performance philosophy. There are three components to the Company's executive compensation program: base salary, a cash incentive bonus opportunity and long-term stock based incentives. The Company is committed to a strong link between its business and strategic goals and its compensation program. The financial goals for certain elements of the compensation program are reviewed and approved by the Board of Directors in conjunction with its approval of the Company's strategic and operating plans.

     Base Salary> An executive's base salary is determined by an assessment of his sustained performance, advancement potential, experience, responsibility, scope and complexity of the position, current salary in relation to the range designated for the job and salary levels for comparable positions at peer group companies. Additionally, the Board sets base salaries for executive officers based on the executive's contribution to the Company's success through operational improvements and strategic initiatives. Factors considered in determining base salary are not assigned pre-determined relative weights.

     Bonus Program> Payments under the Company's management bonus program are based on the Company's achievement of performance goals as approved by the Compensation Committee and the executive's achievement of individual objectives as approved by the Chief Executive Officer. Company performance goals for 2001 were related to targeted levels of revenue, profitability and gross margin based on the Company's 2001 operating plan which was approved by the Board of Directors. It is anticipated that performance goals for 2002 will also relate to these categories. The management bonus program provides for a normal bonus of up to a maximum of 50% of base pay, with an over-achievement bonus of up to an additional maximum of 25% of base pay.

     Equity Based Compensation> The Company's overall equity based compensation philosophy is that equity based incentives should be directly related to the creation of shareholder value, thus providing a strong link between management and shareholders. The Company believes that stock based incentives are very consistent with the entrepreneurial spirit the Company seeks in its executive team. In support of this philosophy, the Company has awarded to its executive officers stock options and to a limited extent, restricted stock.

     Stock Option Grants> Stock options encourage and reward executive officers for creating shareholder value as measured by stock price appreciation. Stock options are granted at an exercise price equal to the fair market value of the stock on the date of grant and therefore, only have value if the price of the Company's stock appreciates in value from the price of the stock on the date options are granted. The executive officers and shareholders benefit equally from such stock price appreciation. The Company utilizes stock options, in lieu of higher, industry standard base salaries and bonuses, as a means to attract, retain and motivate talented executives upon whose performance the Company is dependent. Stock options are generally granted annually consistent with the Company's objective to provide (i) a long-term equity interest in the Company, and (ii) an opportunity for a greater financial reward if long-term performance is sustained. To encourage a long-term perspective, stock options cannot be exercised immediately. Generally, stock options become exercisable over a four-year period. The number of stock options granted to each executive officer is approved by the Compensation Committee. Individual grant size is dependent on the executive officer's experience, position and level of responsibility within the Company, an evaluation of the executive officer's performance and an assessment of the executive officer's ability to positively impact the Company's future business plans. No pre-assigned relative weight is ascribed to any of these factors.

     Compensation of Chief Executive Officer> Robert W. Duggan, the Chairman of the Board, assumed the responsibility of Chief Executive Officer in October, 1997. Mr. Duggan's annual salary is currently $167,680. He has an annual normal bonus opportunity of up to a maximum of 50% of base pay, with an annual over-achievement bonus opportunity of up to an additional maximum of 25% of base pay based on over-achievement of stated objectives. For the year ended December 31, 2001, the Company's overall performance was below targeted levels and therefore, Mr. Duggan's bonus was $16,400. Mr. Duggan's salary and bonus opportunity were considered to be very reasonable in comparison to similar salaries and bonus structures for medical device company Chief Executive Officers. The Compensation Committee will consider future salary and bonus adjustments and stock option grants for the Chief Executive Officer based on the Company's operating performance, as well as the compensation packages of similarly positioned medical device company Chief Executive Officers. The Committee believes that the Chief Executive Officer should have an equity interest in the Company.

     Fiscal Year 2001 Compensation> Under Section 162(m) of the Internal Revenue Code of 1986, as amended, compensation paid or accrued with respect to an employee of a public corporation is limited to no more than $1 million per year. It is not expected that the compensation to be paid to the Company's executive officers will exceed the $1 million limit per employee. The Company's stock option plans are structured such that any compensation deemed paid to an executive officer when he exercises an outstanding stock option under the plan will qualify as performance-based compensation that will not be subject to the $1 million limitation.




                                        SUBMITTED BY THE COMPENSATION COMMITTEE

                                        M.Jacqueline Eastwood
                                        Daniel R. Doiron
                                        Jeffrey O. Henley

STOCK PERFORMANCE GRAPH

     The Securities and Exchange Commission requires that the Company include in this proxy statement a line-graph presentation comparing cumulative five-year shareholder returns on an indexed basis with the Standard and Poor's ("S&P") 500 Stock Index and either a nationally recognized industry standard or an index of peer companies selected by the Company. The Company uses the S&P Medical Products and Supplies Index as its peer group index. The table below compares the cumulative total return as of the Company's last fiscal year assuming $100 was invested as of August 11, 1997, the date of the Company's initial public offering, in the common stock of the Company, the S&P Medical Products and Supplies Index and the S&P 500 Stock Index, assuming the reinvestment of all dividends. The Indexes are weighted based on market capitalization at the time of each reported data point.

                INDEX                   8/11/1997    12/31/1997    12/31/1998    12/31/1999   12/31/2000    12/31/2001
                -----                   ---------    ----------    ----------    ----------   ----------    ----------
Computer Motion, Inc.                    $100.00      $ 75.00       $ 89.29       $ 78.57      $ 33.07        $ 28.21
S&P 500                                  $100.00      $103.56       $133.62       $161.83      $147.42        $130.05
S&P Healthcare Equipment & Supplies      $100.00      $ 97.49       $138.81       $131.20      $188.06        $177.55


Shareholder Return Performance

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 28, 2001 the Company issued a $900,000 promissory note to Robert W. Duggan. Mr. Duggan is currently the Company's Chairman of the Board and Chief Executive Officer. The note was issued to Mr. Duggan was in exchange for funds loaned to the Company.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

          (1) FINANCIAL STATEMENTS

          See Index to Financial Statements and Schedule on page F-1.

          (2) FINANCIAL STATEMENT SCHEDULE

          See Index to Financial Statements and Schedule on page F-1.

          (3) EXHIBITS.

Exhibit
  No.                                      Description
-------   ----------------------------------------------------------------------
   3.1    Second Amended and Restated Certificate of Incorporation.*
   3.2    Bylaws of the Company.*
   4.1    Certificate of Designations Setting Forth the Preferences, Rights, and
          Limitations of the Series B Convertible Preferred Stock, filed on
          February 16, 2001.+
   4.2    Registration Rights Agreement, dated as of February 16, 2001, by and between the Company, Societe Generale, Catalpa Enterprises, Ltd.,
          Jeffrey O. Henley, Robert W. Duggan, Mahkam Zananeh, Baystar Capital,
          LP, and Baystar International, Ltd.+
   4.3    Form of Warrant for the purchase of Common Stock of The Company, Inc.+
   4.4    Registration Rights Agreement, dated as of March 30, 2001, by and between the Company and Societe Generale.++
   4.5    Registration Rights Agreement, dated as of February 13, 2002, among the Company and the Purchasers listed on Exhibit A thereto.++++
  10.1    Computer Motion, Inc. Tandem Stock Option Plan.*
  10.2    Development and Supply Agreement between the Stryker Endoscopy
          Division of Stryker Corporation and the Company dated
          August 21, 1996.*(1)
  10.3    Registration Agreement between the Company and certain shareholders.*
  10.4    Sales Agreement between the Company and Medtronic, Inc. dated
          May 28, 1997.*(1)
  10.5    Form of Warrant to Purchase Common Stock issued in connection with
          Bridge Financing Agreements.*
  10.6    Purchaser Representation and Subscription Agreement relating to the
          Company's Series E Preferred Stock and Warrant to Purchase Common Stock.*
  10.7    Form of Redeemable Warrant to Purchase Common Stock of the Company
          issued in conjunction with the Company's Series E Preferred Stock.*
  10.8    Business Agreement between the Company and Bulova Technologies, L.L.C.
          dated February 18, 1997.*(1)
  10.9    Lease between the Company and University Business Center Associates
          dated March 1, 1994 and amendment thereto dated October 19, 1996.*
 10.10    Form of Indemnification Agreement for Officers and Directors of the Company.*
 10.12    Computer Motion, Inc. Employee Stock Purchase Plan, as amended through
          September 30, 1997.**
 10.13    Leases between the Company and University Business Center Associates
          dated September 19, 1997.**
 10.14    Computer Motion, Inc. 1997 Stock Incentive Plan*
 10.15    Stock Purchase Agreement between the Company and the Investors listed on Schedule A thereto, dated June 29, 2000.***
 10.16    Promissory Note between the Company and Robert W. Duggan, dated
          July 25, 2000.***
 10.17    Form of Redeemable Warrant to Purchase common stock of the Company.***
 10.18    Promissory Note between the Company and Robert W. Duggan, dated
          December 12, 2000.****
 10.19    Securities Purchase Agreement, dated February 16, 2001, by and between the Company, Societe Generale, Catalpa Enterprises, Ltd., Jeffrey O.
          Henley, Robert W. Duggan, Mahkam Zananeh, Baystar Capital, LP, and
          Baystar International, Ltd.+

 10.20 Equity Line Financing Agreement, dated as of March 30, 2001, by and between the Company and Societe Generale.++
 10.21    Amended and Restated Equity Line Financing Agreement, dated as of
          September 30, 2001, by and between and Societe Generale.+++
 10.22    Stock Purchase Agreement, dated January 30, 2002, by and between the
          Company and Steven L. Gruba.++++
 10.23    Stock Purchase Agreement, dated January 22, 2002, by and between the
          Company and Stradling Yocca Carlson & Rauth, P.C.++++
 10.24    Securities Purchase Agreement, dated February 13, 2002, among the
          Company and the Purchasers listed on Exhibit A thereto.++++
 10.25    Stock Purchase Agreement, dated February 19, 2002, by and between the
          Company and Corlund Electronics, Inc.++++
  21.1    Subsidiaries of the Company.
  23.1    Consent of Arthur Andersen LLP.
  99.1    Letter of Arthur Andersen LLP Representation


-------------------

* Incorporated by reference to the Company's Form S-1 (File No. 333-29505) declared effective August 11, 1997.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001.

**** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

+ Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission on March 26, 2001 (File No. 000-22755).

++ Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001.

+++ Incorporated herein by reference to the Company's Pre-Effective Amendment No. 2 to Form S-2 (File No. 333-65952) declared effective on September 24, 2001.

++++ Incorporated herein by reference to the Company's Registration Statement on Form S-3 (File No. 333-83552) filed with the Commission on February 28, 2002.

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


COMPUTER MOTION, INC.


March 29, 2002                      /s/  Robert W. Duggan
--------------                      --------------------------------------------
Date                                Robert W. Duggan
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)



March 29, 2002                      /s/  Larry Redfern
--------------                      --------------------------------------------
Date                                Larry Redfern
                                    Acting Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Daniel R. Doiron                  Director         March 29, 2002
------------------------------                         --------------
Daniel R. Doiron

/s/ Robert W. Duggan                  Director         March 29, 2002
------------------------------                         --------------
Robert W. Duggan

/s/ M. Jacqueline Eastwood            Director         March 29, 2002
------------------------------                         --------------
M. Jacqueline Eastwood

/s/ Jeffery O. Henley                 Director         March 29, 2002
------------------------------                         --------------
Jeffrey O. Henley

/s/ Yulun Wang                        Director         March 29, 2002
------------------------------                         --------------
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



Arthur Andersen LLP


Los Angeles, California
February 25, 2002

                             COMPUTER MOTION, INC.

                          YEAR ENDED DECEMBER 31, 2001

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                            Balance At                                               Balance At
                                           Beginning Of                                                End Of
Allowance for Doubtful Accounts              Period             Additions (1)     Deductions           Period
-------------------------------            ------------         -------------     ----------        ------------
Year ended December 31, 2001               $ 1,374,000          $    250,000      $  817,000         $   807,000

Year ended December 31, 2000                 1,203,000               931,000         760,000           1,374,000

Year ended December 31, 1999                   254,000             1,068,000         119,000           1,203,000

                                            Balance At                                               Balance At
                                           Beginning Of                                                End Of
Allowance for Sales Returns                  Period             Additions (2)     Deductions           Period
-------------------------------            ------------         -------------     ----------        ------------
Year ended December 31, 2001               $ 1,048,000          $    169,000      $  840,000         $   377,000

Year ended December 31, 2000                    25,000             1,033,000          10,000           1,048,000

Year ended December 31, 1999                      --                 188,000         163,000              25,000


(1)  This is charged to bad debt expense
(2)  This is charged against revenue

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
   Computer Motion Inc.:

We have audited the accompanying consolidated balance sheets of Computer Motion Inc. and Subsidiary (a Delaware corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Motion, Inc. as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Los Angeles, California
February 25, 2002

                             COMPUTER MOTION, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)

                                                                           Years Ended December 31,
                                                               -------------------------------------------------
                                                                  2001                2000                1999
                                                               -----------         ----------          ---------
Revenue                                                        $    25,531         $   21,732          $  18,058
Cost of revenue                                                     10,587              8,577              9,135
                                                               -----------         ----------          ---------
Gross profit                                                        14,944             13,155              8,923
                                                               -----------         ----------          ---------
Gross profit %                                                          59%                61%                49%

Research & development expense                                      12,034             11,564              9,528
Selling, general & administrative expense                           19,282             17,798             13,431
                                                               -----------         ----------          ---------
Loss from operations                                               (16,372)           (16,207)           (14,036)
Interest income                                                         91                140                700
Interest expense                                                      (114)              (189)               (12)
Foreign currency translation gain/(loss)                                25                (44)                --
Other income/(expense)                                                 (23)               (25)                (7)
                                                               -----------         ----------          ---------
Total other income/(expense)                                           (21)              (118)               681
                                                               -----------         ----------          ---------
Loss before income tax provision                                   (16,393)           (16,325)           (13,355)
Income tax provision                                                    20                 24                 20
                                                               -----------         ----------          ---------
Net loss                                                           (16,413)           (16,349)           (13,375)
Other comprehensive loss, net of tax:
  Foreign currency translation adjustment                             (192)               (21)               (33)
                                                               -----------         ----------          ---------
Comprehensive loss                                                 (16,605)           (16,370)           (13,408)
Dividend to Series B preferred shareholders                          3,897                 --                 --
Dividend to warrant holders                                            --               1,362                 --
                                                               -----------         ----------          ---------
Net loss available to common shareholders                      $   (20,310)        $  (17,711)         $ (13,375)
                                                               ===========         ==========          =========
Weighted average common shares outstanding
used to compute net loss per share - basic and diluted              10,276              9,309              8,503
                                                               ===========         ==========          =========
Net loss per share - basic and diluted                         $     (1.98)        $    (1.90)         $   (1.57)
                                                               ===========         ==========          =========

          See accompanying notes to consolidated financial statements

                             COMPUTER MOTION, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except par value)


                                                                                                       December 31,
                                                                                                ---------------------------
                                                                                                  2001               2000
                                                                                                --------           --------
ASSETS

Current assets:
   Cash and cash equivalents                                                                    $    987           $  1,501
   Restricted cash                                                                                    80                 50
   Accounts receivable, net of allowance for doubtful accounts and returns of $1,184 in 2001
     and $2,422 in 2000.                                                                           8,594             12,117
   Inventories                                                                                     5,853              4,681
   Other current assets                                                                              811                440
                                                                                                --------           --------
   Total current assets                                                                           16,325             18,789

Property and equipment:
   Furniture and fixtures                                                                          2,020              1,865
   Computer equipment                                                                              2,889              2,433
   Machinery and equipment                                                                         5,381              3,759
   Accumulated depreciation                                                                       (5,492)            (3,825)
                                                                                                --------           --------
Property and equipment, net                                                                        4,798              4,232

Other assets                                                                                          63                 68
                                                                                                --------           --------
Total assets                                                                                    $ 21,186           $ 23,089
                                                                                                ========           ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to shareholder                                                                  $    900           $  3,000
   Accounts payable                                                                                6,497              4,431
   Accrued expenses                                                                                4,551              3,486
   Deferred revenue                                                                                3,628              2,185
                                                                                                --------           --------
Total current liabilities                                                                         15,576             13,102

Deferred revenue                                                                                   1,711              1,400
Other liabilities                                                                                     37                 75
                                                                                                --------           --------
Total liabilities                                                                                 17,324             14,577
                                                                                                --------           --------

Commitments and contingencies (Note 8)


Shareholders' equity:
   Mandatorily redeemable Series B convertible preferred stock, $.001
     par value, authorized 5,000 shares, outstanding at 12/31/01 8.5 shares                        8,674                 --
   Common stock, $.001 par value, authorized 2001- 50,000 shares;
     2000- 25,000 shares. Outstanding 2001- 11,439; 2000- 10,151 shares                               11                 10
   Additional paid-in capital                                                                     80,343             73,445
   Deferred compensation                                                                            (326)              (605)
   Accumulated deficit                                                                           (84,594)           (64,284)
   Other comprehensive loss                                                                         (246)               (54)
                                                                                                --------           --------
Total shareholders' equity                                                                         3,862              8,512
                                                                                                --------           --------

Total liabilities & shareholders' equity                                                        $ 21,186           $ 23,089
                                                                                                ========           ========


          See accompanying notes to consolidated financial statements

                              COMPUTER MOTION INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)



                                      Mandatorily
                                      Redeemable
                                       Series B
                                      Convertible            Additional                                   Other        Total
                                       Preferred   Common      Paid-in     Deferred     Accumulated   Comprehensive   Shareholders'
                                         Stock     Stock      Capital    Compensation     Deficit         Loss      Equity (Deficit)
                                      -----------  ------    ----------  ------------- ------------  -------------  ---------------
Balance December 31, 1998              $    -      $    8     $60,813        $(753)      $(33,198)                     $26,870

Exercise of options                         -           1       1,836            -              -                        1,837
Exercise of warrants                        -           -          37            -              -                           37
Deferred compensation associated with
  stock options to non-employees                                 (270)         270
Amortization of deferred compensation       -           -           -          236              -                          236
Stock purchase plan                         -           -         262            -              -                          262
Other                                       -           -         (15)           -              -                          (15)
Other comprehensive loss                    -                                                                  (33)        (33)
Net loss                                    -                                             (13,375)                     (13,375)
                                      -----------  ------    ---------      ---------     -------          -------     -------
Balance December 31, 1999                               9      62,663         (247)       (46,573)             (33)     15,819
Common stock issued                         -           -       4,923            -              -                        4,923
Exercise of options                         -           -         376            -              -                          376
Exercise of warrants                        -           1       3,416            -              -                        3,417
Deferred compensation associated with
  stock options to non-employees            -           -         605         (605)             -                            -
Amortization of deferred compensation       -           -         100          247              -                          347
Dividend to warrant holders                 -                   1,362                      (1,362)                           -
Other                                       -           -           -            -              -                            -
Other comprehensive loss                    -                                                                  (21)        (21)
Net loss                                    -           -           -            -        (16,349)                     (16,349)

                                      -----------  ------    ---------      ---------     -------          -------     -------
Balance December 31, 2000                              10      73,445         (605)       (64,284)             (54)       8,512

Preferred stock issued, net                10,024               2,030                      (2,603)               -        9,451
Dividend to Preferred Shareholders            202                   -                        (202)               -            -
Conversion of Preferred stock to
  Common Stock                             (1,552)      -       1,552                                            -            -
Series B Convertible Preferred stock
  beneficial conversion feature                                 1,092                      (1,092)               -            -
Common stock issued                         -           1       2,005            -              -                -        2,006
Exercise of options                         -           -          52            -              -                -           52
Deferred compensation associated with
  stock options to non-employees                                  149          (149)                                          -
Amortization of deferred compensation                                           255                                         255
Reversal of deferred compensation
  relating to options cancelled                                  (173)          173                                           -
Stock purchase plan                         -           -         191             -             -                -          191
Other comprehensive loss                                            -                           -             (192)        (192)
Net loss                                    -           -           -             -       (16,413)               -      (16,413)
                                      -----------  ------    ---------      ---------     -------          -------     --------
Balance December 31, 2001                 $ 8,674    $ 11     $80,343         $(326)     $(84,594)          $ (246)     $ 3,862








                                                                                       Preferred
                                                                                         Stock                Common Shares
                                                                                       ---------       -----------------------------
                                                                                         2001            2001       2000       1999
                                                                                       --------         -------    ------     ------
 Beginning balance                                                                         -              10,151    8,745      8,354
 Issued                                                                                 10.0                 807      646          -
 Conversion of Preferred stock to Common Stock                                          (1.5)                402
 Exercise of options                                                                       -                  24       87        354
 Exercise of warrants                                                                      -                   -      659          8
 Stock purchase plan                                                                       -                  55       14         29
                                                                                        ----              ------   ------     ------
Ending balance                                                                           8.5              11,439   10,151      8,745



           See accompanying notes to consolidated financial statements

                              COMPUTER MOTION INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                       Years Ended December 31,
                                                                              -----------------------------------------
                                                                                2001              2000           1999
                                                                              --------          --------       --------
Cash Flows from Operating Activities:
  Net Loss                                                                    $(16,413)         $(16,349)      $(13,375)
  Adjustments to reconcile net loss to net cash used
    in operating actives:
      Depreciation and Amortization                                              1,714             1,397            937
      Provision for Doubtful Accounts                                              250               931          1,011
      Loss on Disposal of fixed assets                                              --                73              8
      Common stock and options issued for services                                  --               471             50
      Amortization of Deferred Compensation                                        255               247            236
    Decrease (Increase) in:
      Accounts receivable                                                        3,273            (5,630)        (4,358)
      Inventories                                                               (1,118)              328         (1,728)
      Prepaid expenses                                                            (372)             (108)            15
      Other assets                                                                 --                 74         (1,091)
    Increase (Decrease) in:
      Accounts payable                                                           2,066             1,196          1,612
      Accrued expenses                                                           1,065               569          1,097
      Other liabilities                                                            (38)              (28)           --
      Deferred revenue                                                           1,754             2,298          1,259
                                                                              --------          --------       --------
    Net cash used in operating activities                                       (7,564)          (14,531)       (14,327)

Cash flows from Investing Activities:
     Purchase of property and equipment                                         (2,328)           (2,763)        (1,503)
     Decrease in marketable securities                                             --              3,224         12,512
                                                                              --------          --------       --------
Net cash provided by (used in) investing activities                             (2,328)              461         11,009

Cash Flows from Financing Activities:
     Repayment of note payable to shareholder                                   (1,500)              --             --
     Proceeds from note payable to shareholder                                     900             3,000            --
     Proceeds from preferred stock issuance                                      7,951               --             --
     Proceeds from common stock issued and warrants
       exercised, net of repurchases                                             2,197             7,969            249
     Proceeds from exercise of stock options                                        52               376          1,836
     Comprehensive loss and other                                                 (192)              (21)           (47)
                                                                              --------          --------       --------
Net cash provided by financing activities                                        9,408            11,324          2,038

Net decrease in cash and cash equivalents                                         (484)           (2,746)        (1,280)
Cash and cash equivalents at beginning of period                                 1,551             4,297          5,577
                                                                              --------          --------       --------
Cash and cash equivalents at end of period                                    $  1,067          $  1,551       $  4,297
                                                                              ========          ========       ========

                                                                                       Years Ended December 31,
                                                                              -----------------------------------------
                                                                                2001              2000           1999
                                                                              --------          --------       --------
Supplemental cash flow disclosure
Cash paid for:
  Interest                                                                    $     37          $    189       $     12
  Income taxes                                                                      11                23              8
Non-cash investing and financing activities
  Dividend to warrant holders                                                      --              1,362            --
  Fair Value of warrants issued in connection
    with the Series B Convertible Preferred Stock                                1,536               --             --
  Cumulative dividend on the Series B
  Convertible Preferred Stock                                                      203               --             --
  Fair value of additional shares issued
    due to a reset provision of the Series B
  Convertible Preferred Stock                                                    1,092               --             --
  Beneficial Conversion feature of the Series B
  Convertible Preferred Stock                                                    1,066               --             --
  Deferred compensation associated with stock
    options to non-employees                                                  $    149          $    605       $    270


          See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

         Significant risks. Computer Motion, Inc. (the "Company") has incurred losses of $16,413,000, $16,349,000,and $13,375,000 for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, the Company has an accumulated deficit of $84,594,000. The Company's operations to date have consumed substantial amounts of cash and the Company expects its capital and operating expenditures will exceed its revenues for at least the next year. Management believes that its current cash and cash equivalents on hand including proceeds of $11,598,000 from the sale and issuance of its common stock in a private placement closed in February 2002 (see Note 13) and its $2,000,000 line of credit based on factoring trade receivables (see Note 13) will allow the Company to maintain its operations, fund working capital and capital expenditures through at least December 31, 2002. The Company's needs for additional financing will depend upon numerous factors, including, but not limited to, the progress and scope of ongoing research and development projects, the costs of training physicians to become proficient in the use of the Company's products and procedures, the ability to obtain required FDA approvals, its ability to successfully defend itself in any current or future patent litigation (see Note 8) and the ability of the Company's customers to obtain medical reimbursement from third party payors. If the Company requires further capital to grow the business, to execute its operating plan, or to obtain FDA approvals at any time in the future, or for any other reasons, the Company may seek to sell additional equity or debt. There is no assurance that adequate funds will be available on acceptable terms, if at all. If the Company is unable to make its plan or unable to raise additional necessary capital in the future, it may be required to significantly curtail its operations or obtain funding through the relinquishment of significant technology or markets.

         Nature of operations. The Company develops and markets proprietary robotic and computerized surgical systems that enhance a surgeon's performance and centralize and simplify a surgeon's control of the operating room. The Company's primary efforts are directed toward developing and commercializing medical robots and intelligent interface modalities, which will enable new minimally invasive surgical procedures and enhance the surgical team's overall productivity.

         Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned French subsidiary, Computer Motion, S.A. Intercompany transactions and balances have been eliminated in consolidation.

         Reclassifications. Certain reclassifications of previously reported amounts have been reclassified to conform with the current year presentation.

         Use of estimates. Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company has estimated that our working capital plus funds raised in February 2002 will be sufficient for the Company to continue as a going concern and therefore have prepared the financial statements on that basis. That basis includes estimating future cash requirements of future research and development activities and general and administrative requirements, certain clinical trials and other major business assumptions. If these estimates prove to be wrong the Company may not be able to continue as a going concern.

         Revenue recognition. The Company applies the provisions of Staff Accounting Bulleting No. 101 (SAB 101) when recognizing revenue. SAB 101 states that revenue generally is realized or realizable and earned when all of the following criteria are met: a) persuasive evidence of an arrangement exists, b) delivery has occurred or the services have been rendered, c) the seller's price to the buyer is fixed or determinable, and d) collectibility is reasonably assured.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company recognizes revenue from the sale of products to end-users, including supplies and accessories, once shipment has occurred, as the Company's general terms are FOB shipping point. In those few cases where the customer terms are FOB destination, revenue is not recognized until the Company receives a signed delivery and acceptance certificate, and all of the conditions of SAB 101 as identified above have been met. Revenue is recognized from the performance of services as the services are performed.

         The Company recognizes revenue from the sale of products to distributors, including supplies and accessories, once shipment has occurred, and all of the conditions of SAB 101 have been met. The Company's distributors do not have rights of return or cancellation. Revenue from distributors, which does not meet all of the requirements of SAB 101, is deferred and recognized upon the sale of the product to the end user.

         Revenues from product sales to financing institutions are not recognized by the Company until a purchase order is received, the product has been shipped and the funding by the financing institution has been approved. The Company recognized revenues from sales to third party institutions of $2,179,000, $1,379,000 and $1,880,000 for the years ended December 31, 2001,
2000 and 1999, respectively.

         The Company defers revenue from the sale of extended warranties, product upgrades and other contractual items and recognizes them over the life of the contract, when the service is performed or upon shipment to the customer, as applicable. The value allocated to elements in a multiple element arrangement is based on objective evidence of relative fair value of each element.

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

         Foreign currency translation. The assets and liabilities of Computer Motion, S.A. are translated into U.S. dollars at exchange rates in effect on reporting dates, while capital accounts are translated at historical rates. Income statement items are translated at average exchange rates in effect during the financial statement period. The cumulative effect of translation is recorded as a separate component of shareholders' equity.

         Net loss per share. Statement of Financial Accounting Standard
("SFAS") No. 128, "Earnings Per Share," requires presentation of both basic and diluted net loss per share in the financial statements. The Company's basic net loss per share is the same as its diluted net loss per share because inclusion of outstanding stock options and warrants in the calculation is antidilutive. Basic and diluted loss per share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Loss per share information is summarized as follows:

                                                                              Year Ended December,
                                                                Amounts in thousands, except per share amounts
                                                    ---------------------------------------------------------------------
                                                            2001                     2000                  1999
                                                    ---------------------   ---------------------   ---------------------
                                                     Amount     Per share    Amount     Per share    Amount     Per share
                                                    --------    ---------   --------    ---------   --------    ---------
Loss per share data - basic and diluted:

Net Loss and net loss per share                     $(16,413)   $  (1.60)   $(16,349)   $  (1.76)   $(13,375)   $  (1.57)

Fair Value of warrants issued in connection
 with the Series B Convertible Preferred Stock        (1,536)      (0.15)         --          --          --          --

Cumulative dividend on the Series B
 Convertible Preferred Stock                            (203)      (0.02)         --          --          --          --

Fair value of additional shares issued
  due to a reset provision of the Series B
  Convertible Preferred Stock                         (1,092)      (0.11)         --          --          --          --

Beneficial Conversion feature of the Series B
  Convertible Preferred Stock                         (1,066)      (0.10)         --          --          --          --

Fair Value of warrants issued in connection
  with the Private Placement of Common Stock              --          --      (1,362)      (0.15)         --          --
                                                    --------    --------    --------    --------    --------    --------
Net loss available to common shareholders
     and net loss per share                         $(20,310)   $  (1.98)   $(17,711)   $  (1.90)   $(13,375)   $  (1.57)
                                                    ========    ========    ========    ========    ========    ========


         Cash equivalents. Cash equivalents consisting of liquid investments with maturity of three months or less when purchased and are stated at cost which approximates market.

         Property and equipment. Property and equipment are stated at cost and are depreciated using the straight-line method based on useful lives of seven years for furniture and fixtures and three to seven years for machinery and equipment and three years for computer equipment.

         Software development costs. The Company internally produces and develops software related to its hardware products. Costs to develop this software are accounted for in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold Leased, or Otherwise Marketed", which requires the Company to capitalize software development costs when "technological feasibility" of the product has been established and future revenues assure recovery of the capitalized amounts. Because of the relatively short time period between "technological feasibility" and product release, the Company has not capitalized any software development costs as of December 31, 2000 or December 31, 2001."

         Stock-based compensation. SFAS No. 123, "Accounting for Stock-based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic-value method prescribed in Accounting Principles board Opinion No. 25, "Accounting for Stock Issued to Employees.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company accounts for option and warrant grants to non-employees using the guidance of SFAS 123 and EITF No. 96-18 whereby the fair value of option and warrant grants are determined using the Black Scholes valuation model at the earlier of the date which the non-employees' performance is completed or a performance commitment is reached.

         Research and development. Research and development expenses are charged to operations as incurred and totaled $12,034,000, $11,564,000 and $9,528,000 for the years ended December 31, 2001, 2000, and 1999 respectively.

         Income taxes. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rate in effect for the years in which the differences are expected to reverse.

         The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event of significant changes in ownership interests. The Company does not believe that ownership changes to date have had an impact on its ability to utilize these carryforwards. There can be no assurance that ownership changes in the future will not significantly limit the Company's ability to use existing or future net operating loss or tax credit carryforwards.

         Inventories. Inventories, which include materials, labor and overhead, are stated at the lower of cost or market. The Company uses the first-in, first-out (FIFO) method to value inventories. The components of inventories are as follows:

                                 2001            2000
                             ----------      ----------
Raw materials                $3,200,000      $1,983,000
Work in process
                                470,000         276,000
Finished goods                2,183,000       2,422,000
                             ----------      ----------
Total inventories            $5,853,000      $4,681,000
                             ==========      ==========


         Patents, trademarks and other intangibles > Patents, trademarks and other intangibles are carried at cost less accumulated amortization that is calculated on the straight-line basis over the estimated useful lives of the assets.

         Other comprehensive loss. The Company accounts for other comprehensive loss in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 requires certain financial statement components, such as net unrealized holding gains or losses and cumulative translation adjustments, to be included in other comprehensive income (loss).

         Segment reporting. The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information"(see Note 11). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements.

         Shipping and handling costs. Shipping and handling costs totaling $71,000, $72,000, and $42,000 for the years ended December 31, 2001, 2000 and
1999, respectively were billed to customers. These billings have been

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized as revenue. The associated costs have been recognized as a component of cost of revenues in the accompanying consolidated statements of operations.

         Fair value of financial instruments. The carrying value for cash and cash equivalents, accounts receivable, note payable to shareholder and accounts payable approximates fair value because of the short maturity of these instruments.

         Recent accounting pronouncements. In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS 144). SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also resolves significant implementation issues related to Statement 121. The Company does not expect that the adoption of SFAS No. 144 will have any impact on its results of operations or its financial position.

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

NOTE 2: STOCK PURCHASE AND OPTION PLANS

         Employee stock purchase plan. The Company's employee stock purchase savings plan allows participating employees to purchase, through payroll deductions, shares of common stock at 85% of the fair market value at specified dates. Under the terms of the plan, 129,668 shares of common stock have been reserved for purchase by plan participants. Employees purchased 54,679, 14,227 and 29,050 shares in fiscal 2001, 2000 and 1999 respectively. At December 31, 2001, there were no shares available for purchase under the plan. The Company plans to seek shareholder's approval of additional shares at its next annual shareholder's meeting in 2002.

         Stock options. Under the terms of the Company's stock option plans, 5,996,017 shares of common stock have been reserved for issuance to directors, officers and employees and to others with important business relationships with the Company. Stock options are generally exercisable over periods up to 10 years from date of grant and may be "incentive stock options" or "non-qualified stock options." Options generally vest evenly over four years. At December 31, 2001, there were a maximum of 1,600,270 shares available for grant and 3,407,110 options outstanding of which 1,373,021 shares were exercisable at a weighted average exercise price of $6.94 per share. The weighted average contractual life of options outstanding December 31, 2001 was 8.0 years. The weighted average fair value of options granted for the years ended December 31, 2001, 2000 and 1999 were $6.31, $4.70, and $6.84 respectively. Stock option activity was as follows:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Options       Weighted Average
                                  -----------     -----------------
                                  Outstanding      Exercise Price
                                  -----------      --------------
Balance at December 31, 1998      $ 1,665,448           7.10

Granted                           $   861,175          10.37

Canceled                          $  (476,935)          9.30

Exercised                         $  (354,478)          5.18
                                  -----------          -----
Balance at December 31, 1999      $ 1,695,210           8.54


Granted                           $ 1,391,580           7.82

Canceled                          $  (245,256)          9.96

Exercised                         $   (87,031)          4.32
                                  -----------          -----
Balance at December 31, 2000      $ 2,754,503           8.13

Granted                           $ 1,523,056           4.22

Canceled                          $  (846,037)          8.73

Exercised                         $   (24,412)          0.01
                                  -----------          -----
Balance at December 31, 2001      $ 3,407,110           6.31



The following table summarizes information concerning outstanding and exercisable options at December 2001:

                                                    Options Outstanding         Options Exercisable
                                                  -----------------------     ------------------------
                                                   Weighted      Weighted                     Weighted
                                                    Average      Average                      Average
                                                   Remaining     Exercise                     Exercise
                                     Number       Contractual     Price         Number         Price
    Range of Exercise Prices       Outstanding       Life       per Share     Exercisable    per Share
    ------------------------       -----------    -----------   ---------     -----------    ---------
            --            1.50         38,806         8.76       $  0.19          38,806     $    0.19

           1.50           2.25          3,112         3.55          1.54           3,112          1.54

           2.25           3.38        168,412         9.61          3.24           7,987          3.04

           3.38           5.06      1,614,846         8.08          4.38         650,827          4.54

           5.06           7.59        304,000         9.27          5.57          37,869          5.86

           7.59          11.39      1,213,359         7.60          9.31         587,444          9.67

          11.39          17.09         64,575         6.60         13.43          46,976         13.69
                                    ---------         ----       -------       ---------     ---------
                                    3,407,110         8.06       $  6.31       1,373,021     $    6.94
                                    ---------         ----       -------       ---------     ---------


         When stock options are exercised, the par value is credited to common stock and the excess of the proceeds over the par value is credited to additional paid-in capital. When non-qualified options are exercised, or when incentive stock options are exercised and sold within a one-year period, the Company realizes income tax benefits based on the difference between the fair value of the stock on the date of exercise and the stock option exercise

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

price. These tax benefits do not affect the income tax provision, but rather are credited directly to additional paid-in capital.

Non-employee Option Grants

         Pursuant to the terms of the plans, in 1999 the Company issued 77,500 options to non-employees. The fair market value of the stock options on the grant date was calculated to be $285,000 under the Black-Scholes valuation model. In May 2001, all 77,500 options were cancelled. Compensation expense of $42,000, $71,000 and $0 was recognized in the years ended December 31 2001, 2000 and 1999, respectively for options granted to non-employees in 1999.

         In 2000, the Company issued 92,000 options to non-employees. The fair market value of the stock options on the grant date was calculated to be $320,000 under the Black-Scholes valuation model. Compensation expense of $103,000 and $33,000 was recognized in 2001 and 2000, respectively for options granted to non-employees in 2000.

         In 2001, the Company issued 49,000 options to non-employees. The fair market value of the stock options on the grant date was calculated to be $149,000 under the Black-Scholes valuation model. Compensation expense of $25,000 was recognized in 2001 for options granted to non-employees in 2001.

         In accordance with EITF No. 96-18, and SFAS No. 123, compensation expense related to non-employee option grants is recognized over the related vesting period as this method approximates the recognition of compensation expense over the service period.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Option Grants

         In 1996 and 1997, the Company issued common stock warrants and granted stock options to employees and directors at prices less than the estimated fair market value of the common stock. The difference between the issuance or grant price and the estimated fair market value at the date of issuance or grant is reflected as compensation expense. Compensation expense of $86,000, $143,000, and $236,000 was recognized in 2001, 2000, and 1999, respectively. At December 31, 2001, deferred (unamortized) compensation expense relating to stock options granted to employees was $18,000 and will be recognized as compensation expense in 2002.

         In accordance with APB No. 25, compensation expense related to employee option grants is recognized over the related vesting period.

         Under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related accounting interpretations. Accordingly, no compensation expense has been recognized related to the granting of stock options, except as noted above. If compensation expense related to stock options was determined based upon their grant date fair value consistent with the methodology prescribed under SFAS No. 123 the Company's net loss and net loss per share would have been increased by $4,839,000 ($.47 per share), $3,757,000 ($.40 per share), and $2,406,332 ($.28 per share) for the years ended December 31, 2001, 2000, and 1999, respectively. The fair market value of the warrants and stock options at the grant date was estimated using the Black- Scholes valuation model with the following weighted average assumptions:

                                    2001        2000        1999
                                   -----       -----      ------
Expected life (years)                7.0         7.0         7.0
Interest rate                       4.9%        5.8%        5.5%
Volatility                         77.0%       63.0%       63.0%
Dividend yield                      0.0%        0.0%        0.0%

NOTE 3: COMMON STOCK WARRANTS

         The Company has issued warrants to purchase common shares, which are exercisable over periods of up to 7 years from the date of issuance. At December 31, 2001, all outstanding warrants were exercisable. Warrant information is as follows:

Balance at December 31, 1998       1,317,083       $  5.48

Exercised                             (8,189)      $  4.57
                                  ----------       -------
Balance at December 31, 1999       1,308,894       $  5.48

Granted                              361,533       $  9.17
Exercised                           (659,438)      $  5.18
                                  ----------       -------
Balance at December 31, 2000       1,010,989       $  6.08

Granted                              557,932       $  8.12
                                  ----------       -------
Balance at December 31, 2001       1,568,921       $  6.81

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In 2000, the Company issued 361,533 warrants to current warrant holders as an incentive to exercise their original warrants. The fair market value of the warrants on the grant date was calculated to be $1,362,000 under the Black-Scholes valuation model and was recognized as a dividend to warrant holders.

         In 2001, the Company issued 557,932 warrants to the Company's Mandatorily Redeemable Series B Convertible Preferred Stock. The fair market value of these warrants we determined to be $1,536,000 under the Balck-Scholes valuation model and was recognized as a dividend to Series B Preferred Shareholders.

NOTE 4: MANDATORILY REDEEMABLE SERIES B CONVERTIBLE PREFERRED STOCK

         On February 16, 2001, the Company, sold and issued 10,024 shares of its Mandatorily Redeemable Series B Convertible Preferred Stock at a purchase price of $1,000 per share for an aggregate amount of $10,024,000 and concurrently therewith issued warrants for the purchase of up to 557,932 shares of the Company's Common Stock, in a private placement with several investors. $3 million of the proceeds were used to repay the note payable to Robert W. Duggan, the Company's Chairman and Chief Executive Officer. The Preferred Stock had a three (3) year maturity and was initially convertible into shares of the Company's common stock at $5.77 per share. The initial conversion price was subject to adjustment on the six (6) month and nine (9) month anniversaries of the closing date of the private placement, whereupon the conversion price reset to the average of the ten (10) lowest closing prices for the Company's Common Stock as quoted on the National Association of Stock Dealers Automated Quotation ("NASDAQ") National Market during the twenty (20) consecutive dates immediately prior to each adjustment date if such average is lower than the initial conversion price. Thus, on August 16, 2001, the conversion price was adjusted to $3.863 per share and on November 16, 2001 to $3.906 per share. The conversion price was subsequently lowered to $3.881 per share (due to certain anti-dilution adjustments), which allows the preferred shareholders an additional 845,372 common shares under the agreement. The investors entitled to receive a preferred annual dividend payable in stock at a rate of 4.90%. In addition, the investors were granted five (5) year warrants to purchase an aggregate of approximately 557,932 shares of the Company's common stock at an exercise price of $8.12 per share. The fair value of the warrants was determined to be $1,536,000 using the Black-Scholes valuation model (see Note 2).

         Pursuant to Section 3.1 of the Registration Rights Agreement entered into by the Company in connection with its private placement of the Series B Convertible Preferred Stock, the Company agreed to use its best efforts to effect the registration of the shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock and the exercise of the warrants (the "Resale Shares") by May 17, 2001 (the "Effectiveness Deadline") or be subject to penalties of 2% of the initial purchase price of the Series B Shares for each month delay. The Company filed a registration statement on Form S-3 (File No. 333-58962) which was subject to a lengthy review by the Securities and Exchange Commission (the "SEC"). Due to this extended review process, the registration statement for the Resale Shares was not declared effective until September 24, 2001. Since effectiveness of the registration statement exceeded the Effectiveness Deadline by four months and seven days, the investors were entitled to receive a penalty payment of 8.47% of the face amount of the Series B Shares purchased by each investor. The fair value of the penalty shares issued in satisfaction of the penalty payment was $849,000 has been recorded as a direct cost of the Series B Convertible Preferred Stock offering.

         Pursuant to the Certificate of Designations (the "Certificate of Designations") setting forth the preferences, rights and limitations of the Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on February 16, 2001, the Series B Convertible Preferred Stock had certain features which could be classified as "redemptive" provisions. As a result, the value of the Series B Convertible Preferred Stock was initially characterized as a liability in calculating the Company's net tangible assets as set forth in its Quarterly Report on

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-Q for the period ended June 30, 2001. However, in October 2001, the Company took certain proactive measures to ensure that under current accounting rules the Series B Convertible Preferred Stock are considered a component of equity in computing the Company's net tangible assets.

         The Company addressed two forms of redemptive rights. First, on February 16, 2004, the Company was obligated to redeem all outstanding shares of Series B Convertible Preferred Stock. Pursuant to Section 3(b) of the Certificate of Designations, the Company could satisfy this redemption obligation by either delivering (i) an amount of shares of common stock determined by dividing the stated value for the Series B Convertible Preferred Stock plus any other amounts that may be due from the Company with respect thereto by the conversion price then in effect or (ii) an amount of cash equal to stated value for the Series B Convertible Preferred Stock plus any other amounts that may be due from the Company with respect thereto pursuant to the Certificate of Designations. However, on October 2, 2001, the Company's Board of Directors adopted resolutions to irrevocably obligate the Company to redeem the outstanding shares of Series B Convertible Preferred Stock by delivering shares of the Company's common stock.

         Pursuant to Section 2.1 (a) of Registration Rights Agreement, the holders of Series B Convertible Preferred Stock were able, by delivery of written notice, to demand redemption of their Series B Convertible Preferred Stock at a price equal to the 115% of the stated value of the Series B Convertible Preferred Stock plus dividends accumulated thereon because the Company's registration statement for the shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock was not declared effective by the Securities and Exchange Commission within 180 days from the date of the Registration Rights Agreement, or August 16, 2001. However, the Company solicited a written waiver of this redemption right effective upon September 24, 2001.

         Having taken these steps to remove the "redemption" rights bestowed upon the Series B Convertible Preferred Stock, the Company is able to reclassify the Mandatorily Redeemable Series B Convertible Preferred Stock to shareholders' equity.

         The holders of Series B Convertible Preferred Stock converted their shares into shares of common stock in February, 2002 (see Note 13).

NOTE 5: INCOME TAX PROVISION

         Income tax for all years presented consists of the minimum state income and franchise taxes. Net deferred income tax assets at December 31, 2001, 2000 and 1999 consisted of the following:

                                                     2001               2000              1999
                                                ------------       ------------       ------------
Allowance for doubtful accounts                 $    507,000       $  1,038,000       $    504,000
Accrued liabilities                                  955,000            685,000            715,000
Depreciation and amortization                        708,000            477,000            137,000
Uniform capitalization costs                              --                 --            358,000
Net operating loss carryforwards                  22,877,000         17,991,000         12,854,000
Tax credits                                        3,790,000          2,677,000          1,530,000
Deferred revenue                                          --                 --            513,000
Capitalized research and development costs         3,122,000          2,343,000          1,094,000
Other                                                377,000            263,000            382,000
                                                ------------       ------------       ------------
Total deferred income tax asset                   32,336,000         25,474,000         18,087,000

Valuation reserve                                (32,336,000)       (25,474,000)       (18,087,000)
                                                ------------       ------------       ------------
Net deferred income tax asset                   $         --       $         --       $         --

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The income tax provision reconciles to the amount computed by applying the federal statutory rate to loss before income taxes as follows:

                                                              2001            2000             1999
                                                          -----------     -----------      -----------
Expected federal benefit                                  $(5,580,000)    $(5,559,000)     $(4,541,000)
State income taxes, net of federal income tax
effect                                                         20,000          24,000           20,000
Tax benefits not recognized                                 5,580,000       5,559,000        4,541,000
                                                          -----------     -----------       ----------
Income tax provision                                      $    20,000     $    24,000       $   20,000
                                                          ===========     ===========       ==========

     At December 31, 2001, the Company had federal and state net operating loss
(NOL) carryforwards of approximately $64,808,000 and $9,527,000, respectively, and research and development tax credit carryforwards of approximately $3,749,000. The federal tax credit and NOL carryforwards expire between 15 and 20 years from the year of loss and are restricted if significant changes in ownership occur. The state NOL carryforwards expire between 5 and 10 years from the year of loss. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event of significant changes in ownership interests. The Company does not believe that ownership changes to date have had an impact on its ability to utilize these carryforwards. There can be no assurance that ownership changes in the future will not significantly limit the Company's ability to use existing or future net operating loss or tax credit carryforwards.

     Realization of deferred tax assets is dependent on generating sufficient taxable income during the periods in which the temporary differences will reverse. Because the Company is uncertain when it may realize the benefit of its tax assets, the Company has placed a valuation allowance against the total amount of the deferred tax assets.

NOTE 6: FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET RISK

     Financial instruments > Marketable securities consist of bank certificates of deposit, commercial paper and corporate bonds, all of which by policy must mature within 360 days. Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," all marketable securities are classified as held to maturity and are carried at amortized cost which closely approximates fair market value. Interest income earned totaled $91,000 $140,000 and $700,000 in 2001, 2000 and 1999, at December 31, respectively.


     The Company's investment portfolios consist of money market accounts of $987,000 and $1,501,000 at December 31, 2001 and 2000, respectively. At December 31, 2001, cash of $80,000 was restricted and pledged as collateral for a letter of credit.


     Concentration of risk. Trade accounts receivable and certain marketable securities are financial instruments which may subject the Company to concentration of credit risk. Although the Company does not anticipate collection problems with its receivables, payment is contingent to a certain extent upon the economic condition of the hospitals which purchase the Company's products. The credit risk associated with receivables is limited due to the dispersion of the receivables over a number of customers in a number of geographic areas. The Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

monitors credit worthiness of its customers to which it grants credit terms in the normal course of business. Marketable securities are placed with high credit qualified financial institutions and Company policy limits the credit exposure to any one financial instrument; therefore, credit loss is reduced. At December 31, 2001, the Company had $684,000 cash in excess of Federal Deposit Insurance Corporation (FDIC) insurance coverage.

     For the year ended and as of December 31, 2001, the Company had one customer that accounted for approximately 13% of revenue for the year and two other customers that accounted for approximately 17% and 15% of accounts receivable. For the year ended and as of December 31, 2000, the Company had one customer that accounted for approximately 21% of the revenue for the year and 18% of accounts receivable and a second customer that accounted for approximately 10% of the revenue for the year and 15% of accounts receivable. For the year ended and as of December 31, 1999, no single customer accounted for more than 10% of revenue or accounts receivable, respectively.

     A sub-assembly of the robotic arms, which are a major component of the Company's AESOP and ZEUS products, is purchased from a single supplier. The Company believes that other suppliers would be available for the sub-assembly, if necessary (see Note 8).


NOTE 7: NOTE PAYABLE TO SHAREHOLDER

     During the year ended December 31, 2001, the Company issued to Robert W. Duggan a demand note for $900,000 with interest at 9.5% plus a 1% loan origination fee. The note is secured by the assets of the Company. In February 2002 the note and accrued interest thereon was paid from the proceeds of the private Common Stock offering (see Note 13).


NOTE 8: COMMITMENTS AND CONTINGENCIES

     Leases. Rent expense for the years ended December 31, 2001, 2000 and 1999 was $1,043,000, $891,000 and $667,000, respectively. As of December 31, 2001, the Company had the following minimum lease payments for certain facilities and equipment under operating leases: 2002-$1,054,000; 2003-$1,082,000;
2004-$1,113,000; 2005-$1,144,000 and thereafter $1,177,000.

     Contingencies. The Company is involved in various claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of all such matters will not have a material effect on the accompanying financial position or operating results.

     On May 10, 2000, the Company filed a lawsuit in United States District Court alleging that Intuitive Surgical's da Vinci surgical robot system infringes on United States Patent Nos. 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664, 5,855,583 and 6,063,095. These patents concern methods and devices for conducting various aspects of robotic surgery. On June 30, 2000, Intuitive served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On or about December 7 and 8, 2000, the United States Patent and Trademark Office (USPTO) granted three of Intuitive's petitions for a declaration of an interference relating to the Company's 5,878,193, 5,907,664 and 5,855,583 patents. An interference is a proceeding within the USPTO to resolve questions regarding who was the first to invent the subject matter of a patent and/or a patent application. At the present time the Company has not received a ruling from the USPTO on the parties' preliminary motions. On February 13, 2001, the United States District Court issued an order staying the infringement action for up to one year pending decision on preliminary motions the parties have filed in

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the interference proceedings. The United States District Court stated the stay will be lifted as of April 30, 2002 and the litigation will be reactivated as of that date. On February 21, 2001, Brookhill-Wilk filed suit against the Company alleging that the ZEUS surgical system infringed upon Brookhill-Wilk's United States Patent Nos. 5,217,003 and 5,368,015. Brookhill-Wilk's complaint seeks damages, attorneys' fees and increased damages alleging willful patent infringement. The Company does not believe that its products currently infringe either patent and if any claim of either patent is interpreted to cover any of the current products, the claim would be invalid. On March 21, 2001, the Company served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On November 8, 2001, the United States District Court for the Southern District of New York in the co-pending Brookhill-Wilk v. Intuitive Surgical, Inc., Civil Action No. 00-CV-6599 (NRB), issued an order interpreting the claims of Brookhill-Wilk's Patent No. 5,217,003 in a way that the Company believes excludes current applications of our ZEUS surgical system. In light of this decision, on November 13, 2001, the parties to Brookhill Wilk v. Computer Motion, Inc. agreed to dismiss the case without prejudice. On March 25, 2002 Judge Alvin K. Hellerstein signed the order dismissing the case without prejudice. On March 30, 2001, Intuitive and IBM Corporation filed suit alleging that the Company's AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984 which was issued on March 13, 2001. The complaint seeks damages, a preliminary injunction, a permanent injunction, and costs and attorneys fees. The claims are directed to a surgical system employing voice recognition for control of a surgical instrument. Discovery by both parties is ongoing and the Company is currently taking discovery relating to its non-infringement, patent invalidity and enforceability defenses.

     If the Company loses the counterclaim on the patent suit brought by Intuitive or the patent infringement claims by Intuitive or IBM or if the decision in Brookhill-Wilk v. Intuitive Surgical, Inc. is reversed, the Company may be prevented from selling its products as currently configured without first obtaining a license to the disputed technology from the successful party or modifying the product. A license could be expensive, or could require that the Company license to the other party some of its own proprietary technology, each of which could result in serious harm to its business. The Company believes that all of its major product lines could be affected by this litigation. The patents subject to this litigation are an integral part of the technology incorporated in the Company's AESOP, ZEUS and HERMES product lines which together accounted for approximately 82% of the Company's revenues in 2001. The Company believes that these lawsuits are without merit and plans to vigorously defend itself.

     Purchase commitments. The Company has purchase agreements with various suppliers with purchase commitments totaling $4,563,000 at December 31, 2001.

NOTE 9:  FINANCING ARRANGEMENTS

     The Company can, if leasing arrangements are requested by the customer , provide a third party financing institution to facilitate the transaction. Once the financing institution and the customer agree upon the financing terms, the Company sells the product to the financing institution without recourse. Revenues from product sales to financing institutions are not recognized by the Company until a purchase order is received, the product has been shipped and the funding by the financing institutions has been approved. The Company recognized revenues from sales to third party institutions of $2,179,000, $1,379,000, and $1,880,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 10: PROFIT SHARING PLAN

     The Company's defined contribution profit sharing plan (the "Plan") includes features under Section 401(k) of the Internal Revenue code. All employees are eligible to participate in the Plan after meeting certain minimum service requirements. Employees may make discretionary contributions to the Plan subject to Internal Revenue

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Service limitations. Employer contributions to the Plan were $66,000, $69,000 and $63,000 for the years ending December 31 2001, 2000, and 1999, respectively.

NOTE 11: SEGMENTS OF BUSINESS

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


                                                        For the Years Ended December 31,
                                                 ----------------------------------------------
                                                     2001            2000               1999
                                                 -----------      -----------       -----------
ZEUS robotic and surgical systems                $ 9,226,000      $11,382,000       $ 6,173,000
AESOP robotic and surgical systems                 8,295,000        5,596,000         6,480,000
HERMES voice control center                        2,561,000        1,478,000         2,760,000
SOCRATES telementoring systems                       832,000                -                 -
Development revenue                                  809,000        1,010,000         1,382,000
Recurring revenue                                  3,808,000        2,266,000         1,263,000
                                                 -----------      -----------       -----------
Total revenue                                    $25,531,000      $21,732,000       $18,058,000
                                                 ===========      ===========       ===========



Export sales are made by the United States operations to the following geographic locations:


                                                        For the Years Ended December 31,
                                                 ----------------------------------------------
                                                     2001            2000               1999
                                                 -----------      -----------       -----------
Canada                                           $   385,000       $  260,000        $  837,000
Europe and the Middle East                         7,156,000        3,986,000         5,411,000
Asia                                               2,622,000        4,802,000           732,000
South America                                        110,000          242,000                 -
                                                 -----------      -----------       -----------
Total export revenue                             $10,273,000       $9,290,000        $6,980,000
Total export revenue % of total revenue                   40%              43%               39%




     The relative impact of foreign currency fluctuations on export sales is not significant as product and settlement are generally based on the U.S. dollar.

NOTE 12: SHAREHOLDER RIGHTS PLAN

     In June 1999, the Board of Directors approved a Shareholder Rights Plan and declared a dividend distribution of one right for each outstanding share of the Company's outstanding common stock to stockholders of record on the close of business June 28, 1999. Each right entitles the holder to purchase one one-hundredth of a

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


share of Series A Junior Participating Preferred Stock ($.001 par value) at a price of $70 (subject to adjustment). Subject to extension by the Board of Directors, the rights will separate from the common stock and a distribution will occur upon the earlier of ten days following a public announcement of a person, persons, or other affiliated entity having acquired or obtained the right to acquire beneficial ownership of 20 percent or more of the outstanding shares of common stock, or 10 business days following the distribution of the rights of a person, persons or affiliated entity beneficially owning 20 percent or more of the outstanding shares of common stock. In the event that at any time following the distribution of the rights a person, persons or other affiliated entity obtains more than 20 percent of the outstanding shares of common stock, engages in any "self-dealing" transactions as set forth in the Right Agreement or an event occurs which results in an increase in a person, persons or other affiliated entity's ownership interest by more than one-half of one percent, each holder of a right will thereafter have the right to receive common stock (or in certain circumstances, cash, property or other securities) having a value equal to two times the exercise price or the right. In conjunction with the above all rights beneficially owned (and under certain circumstances previously beneficially owned) by the person, persons or other affiliated entity triggering the exercisability of the rights, shall be null and void. However, rights may not be exercisable if the Board of Directors deems a tender or exchange offer to be a "Permitted Offer" in the best interest of the Company and its stockholders. A "Permitted Offer" does not trigger the exercisability of the right and any time prior to the rights becoming exercisable, the Company may redeem the rights (in whole only) at a price of $.01 per right.

NOTE 13:  SUBSEQUENT EVENTS (UNAUDITED)

     In January 2002, the Company entered into a secured, revolving line of credit (factoring agreement) with a third party financing company. This line of credit provides for borrowings up to $2,000,000 based on eligible domestic trade receivables at a factoring fee of 2% plus a financing fee of Prime plus 3%, and is secured by all the assets of the Company.

     In February 2002, the Company raised gross proceeds of approximately $11,598,000 through the sale of 2,828,865 shares of common stock and the issuance of approximately 1,414,000 warrants to purchase common stock at $5.00 per share, with certain institutional and accredited investors, including Robert
W. Duggan, the Company's Chief Executive Officer and Chairman. The fair market value of these warrants were determined to be $3,590,000 under the Black-Scholes valuation model and will be recognized as a dividend in the first quarter of fiscal 2002. In February 2002, $1,391,000 in accounts payable from certain vendors was exchanged for 328,689 shares of common stock. The proceeds from the sale of the Company's common stock was used by the Company to retire approximately $2,358,695 (including the note payable to Mr. Duggan) in debt and the remainder of the proceeds will be used to fund working capital needs due to investments in clinical trials, research and development, sales and marketing programs and for other general operating requirements.

     In February 2002 the holders of its Series B Convertible Preferred Stock entered into agreements with the Company whereby they agreed to converted all of their remaining shares into common stock, which included a receiving the present value of the future dividends in stock. Approximately 2,500,000 common shares were issued in connection with the conversion of the Series B Preferred Stock. These agreements also included the reduction of the Warrant price from $8.12 to $5.00 per share. The present value the dividends, write off of the unamortized reset provision and warrant price change was determined to be $4,876,000 and will be recognized as a dividend in the first quarter of fiscal 2002.

     In February 2002, the Company terminated its equity line financing agreement with Societe Generale for the purchase up to $12,000,000 of common stock. Prior to the termination of this agreement the Company had drawn $507,000 from this line of credit and issued common stock accordingly. The Company paid Societe Generale a fee

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of $135,000 to terminate this agreement before the Company was able to draw down $3,000,000. This penalty amount represents a reduction of $140,000 from the original $275,000 penalty fee prescribed under the original agreement.



         In February 2002, Yulun Wang, the Company's Founder and Chief Technology Officer, and member of the Board of Directors, informed the Company that he had assumed the role of Chief Executive Officer at a newly formed company called InTouch Health, Inc. The Company does not believe that InTouch Health will directly compete with the Company. InTouch Health intends to develop and sell products that utilize robotics and telecommunications in the homecare and assisted living field. The Board of Directors and management of the Company have decided that Dr. Wang should continue with his current responsibilities as Chief Technology Officer at his current level of compensation and also continue to serve as a member of its Board of Directors. Dr. Wang will continue to devote a significant portion of his time to fulfill his responsibilities at the Company. The Company may decide to license certain portions of its technology to InTouch Health as well as take an equity position in this new venture.




NOTE 14: QUARTERLY FINANCIAL DATA (UNAUDITED)

         Quarterly data for the year's ended December 31, 2001, 2000,and 1999, respectively was as follows:

                                  First Quarter     Second Quarter    Third Quarter     Fourth Quarter
                                  ------------      --------------    -------------     --------------
Year ending December 31, 2001
  Revenue                          $ 5,716,000       $ 4,003,000       $ 7,158,000       $ 8,654,000
  Gross profit                     $ 3,276,000       $ 2,121,000       $ 4,219,000       $ 5,328,000
  Net loss                         $(4,200,000)      $(5,300,000)      $(2,937,000)      $(3,976,000)
  Loss per share                   $     (0.65)      $     (0.53)      $     (0.31)      $     (0.43)
                                   -----------       -----------       -----------       -----------

Year ending December 31, 2000
  Revenue                          $ 1,368,000       $ 5,962,000       $ 6,211,000       $ 8,191,000
  Gross profit                     $   679,000       $ 3,580,000       $ 3,666,000       $ 5,230,000
  Net loss                         $(5,019,000)      $(3,609,000)      $(3,597,000)      $(4,124,000)
  Loss per share                   $     (0.57)      $     (0.41)      $     (0.52)      $     (0.41)

                                   -----------       -----------       -----------       -----------

Year ending December 31, 1999
  Revenue                          $ 3,952,000       $ 4,699,000       $ 5,358,000       $ 4,049,000
  Gross profit                     $ 2,238,000       $ 2,720,000       $ 3,215,000       $   750,000
  Net loss                         $(2,736,000)      $(2,387,000)      $(1,982,000)      $(6,270,000)
  Loss per share                   $     (0.33)      $     (0.28)      $     (0.23)      $     (0.72)
                                   -----------       -----------       -----------       -----------

                                 EXHIBIT INDEX

Exhibit
  No.                                      Description
-------   -----------------------------------------------------------------------------
   3.1    Second Amended and Restated Certificate of Incorporation.*
   3.2    Bylaws of the Company.*
   4.1    Certificate of Designations Setting Forth the Preferences, Rights, and
          Limitations of the Series B Convertible Preferred Stock, filed on
          February 16, 2001.+
   4.2    Registration Rights Agreement, dated as of February 16, 2001, by and between the Company, Societe Generale, Catalpa Enterprises, Ltd.,
          Jeffrey O. Henley, Robert W. Duggan, Mahkam Zananeh, Baystar Capital,
          LP, and Baystar International, Ltd.+
   4.3    Form of Warrant for the purchase of Common Stock of The Company, Inc.+
   4.4    Registration Rights Agreement, dated as of March 30, 2001, by and between the Company and Societe Generale.++
   4.5    Registration Rights Agreement, dated as of February 13, 2002, among the Company and the Purchasers listed on Exhibit A thereto.++++
  10.1    Computer Motion, Inc. Tandem Stock Option Plan.*
  10.2    Development and Supply Agreement between the Stryker Endoscopy
          Division of Stryker Corporation and the Company dated
          August 21, 1996.*(1)
  10.3    Registration Agreement between the Company and certain shareholders.*
  10.4    Sales Agreement between the Company and Medtronic, Inc. dated
          May 28, 1997.*(1)
  10.5    Form of Warrant to Purchase Common Stock issued in connection with
          Bridge Financing Agreements.*
  10.6    Purchaser Representation and Subscription Agreement relating to the
          Company's Series E Preferred Stock and Warrant to Purchase Common Stock.*
  10.7    Form of Redeemable Warrant to Purchase Common Stock of the Company
          issued in conjunction with the Company's Series E Preferred Stock.*
  10.8    Business Agreement between the Company and Bulova Technologies, L.L.C.
          dated February 18, 1997.*(1)
  10.9    Lease between the Company and University Business Center Associates
          dated March 1, 1994 and amendment thereto dated October 19, 1996.*
 10.10    Form of Indemnification Agreement for Officers and Directors of the Company.*
 10.12    Computer Motion, Inc. Employee Stock Purchase Plan, as amended through
          September 30, 1997.**
 10.13    Leases between the Company and University Business Center Associates
          dated September 19, 1997.**
 10.14    Computer Motion, Inc. 1997 Stock Incentive Plan*
 10.15    Stock Purchase Agreement between the Company and the Investors listed on Schedule A thereto, dated June 29, 2000.***
 10.16    Promissory Note between the Company and Robert W. Duggan, dated
          July 25, 2000.***
 10.17    Form of Redeemable Warrant to Purchase common stock of the Company.***
 10.18    Promissory Note between the Company and Robert W. Duggan, dated
          December 12, 2000.****
 10.19    Securities Purchase Agreement, dated February 16, 2001, by and between the Company, Societe Generale, Catalpa Enterprises, Ltd., Jeffrey O.
          Henley, Robert W. Duggan, Mahkam Zananeh, Baystar Capital, LP, and
          Baystar International, Ltd.+

 10.20 Equity Line Financing Agreement, dated as of March 30, 2001, by and between the Company and Societe Generale.++
 10.21    Amended and Restated Equity Line Financing Agreement, dated as of
          September 30, 2001, by and between and Societe Generale.+++
 10.22    Stock Purchase Agreement, dated January 30, 2002, by and between the
          Company and Steven L. Gruba.++++
 10.23    Stock Purchase Agreement, dated January 22, 2002, by and between the
          Company and Stradling Yocca Carlson & Rauth, P.C.++++
 10.24    Securities Purchase Agreement, dated February 13, 2002, among the
          Company and the Purchasers listed on Exhibit A thereto.++++
 10.25    Stock Purchase Agreement, dated February 19, 2002, by and between the
          Company and Corlund Electronics, Inc.++++
  21.1    Subsidiaries of the Company.
  23.1    Consent of Arthur Andersen LLP.
  99.1    Letter of Arthur Andersen LLP Representation


-------------------

* Incorporated by reference to the Company's Form S-1 (File No. 333-29505) declared effective August 11, 1997.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001.

**** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

+ Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission on March 26, 2001 (File No. 000-22755).

++ Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001.

+++ Incorporated herein by reference to the Company's Pre-Effective Amendment No. 2 to Form S-2 (File No. 333-65952) declared effective on September 24, 2001.

++++ Incorporated herein by reference to the Company's Registration Statement on Form S-3 (File No. 333-83552) filed with the Commission on February 28, 2002.

(1) Registrant has sought confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.