Form 10-Q
period 2002-03-31
COMPUTER MOTION INC
filed 2002-05-15
CIK 906829

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

Commission File Number 000-22755

COMPUTER MOTION, INC.

(Exact name of registrant as specified on in its charter)

Delaware	77-0458805

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

130-B Cremona Drive
Goleta, CA 93117

(Address of principal executive offices)

(805) 968-9600
(Registrant’s telephone number, including area code)

Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

Yes [X]  No [   ]

As of May 13, 2002 there were 17,261,921 shares of the Registrant’s Common Stock outstanding.

COMPUTER MOTION, INC.
INDEX TO FORM 10-Q
QUARTER ENDED MARCH 31, 2002

COMPUTER MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenue	$5,691	$5,716
Cost of revenue	2,645	2,440

Gross profit	3,046	3,276

Gross profit %	54%	57%
Research & development expense	2,652	3,134
Selling, general & administrative expense	4,816	4,345

Total operating expense	7,468	7,479

Loss from operations	(4,422)	(4,203)
Interest income	12	40
Interest expense	(13)	(47)
Foreign currency translation gain/(loss)	(27)	26
Other expense	(2)	(10)

Total other income/(expense)	(30)	9

Loss before income tax provision	(4,452)	(4,194)
Income tax provision	6	6

Net loss	(4,458)	(4,200)
Dividend to Series B preferred shareholders	4,978	2,633

Net loss available to common shareholders	$(9,436)	$(6,833)

Weighted average common shares outstanding used to compute net loss per share — basic and diluted	14,467	10,535

Net loss per share — basic and diluted	$(0.65)	$(0.65)

See accompanying notes to condensed consolidated financial statements

COMPUTER MOTION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	March 31, 2002	December 31, 2001
	(unaudited)	(1)

ASSETS

Current assets:
Cash and cash equivalents	$6,459	$987
Restricted cash	107	80
Accounts receivable, net of allowance for doubtful accounts and returns of $644 at March 31, 2002 and $1,184 at December 31, 2001	7,815	8,594
Inventories	5,558	5,853
Other current assets	971	811

Total current assets	20,910	16,325
Property and equipment:
Furniture and fixtures	2,020	2,020
Computer equipment	2,905	2,889
Machinery and equipment	5,577	5,381
Accumulated depreciation	(5,999)	(5,492)

Property and equipment, net	4,503	4,798
Other assets	60	63

Total assets	$25,473	$21,186

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Note payable to shareholder	$—	$900
Note payable-Accounts receivable financing (see Note 4)	133	—
Accounts payable	3,523	6,497
Accrued expenses	4,459	4,551
Deferred revenue	3,549	3,628

Total current liabilities	11,664	15,576
Deferred revenue	1,557	1,711
Other liabilities	25	37

Total liabilities	13,246	17,324

Shareholders’ equity:
Mandatorily redeemable Series B convertible preferred stock, $.001 par value, authorized 5000 shares, outstanding at 3/31/02-None; 12/31/01- 8.5 shares redeemed for common stock February 2002 (see Note 3)	—	8,674
Common stock, $.001 par value, authorized - 50,000 shares; Outstanding 3/31/02- 17,251; 12/31/01- 11,439 shares	18	11
Additional paid-in capital	106,539	80,343
Deferred compensation	(282)	(326)
Accumulated deficit	(94,029)	(84,594)
Other comprehensive loss	(19)	(246)

Total shareholders’ equity	12,227	3,862

Total liabilities & shareholders’ equity	$25,473	$21,186

(1) Derived from audited financial statements as of December 31, 2001

See accompanying notes to condensed consolidated financial statements

COMPUTER MOTION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash Flows from Operating Activities:
Net Loss	$(4,458)	$(4,200)
Adjustments to reconcile net loss to net cash used in operating actives:
Depreciation and Amortization	511	408
Common stock issued for services	1,395	—
Amortization of Deferred Compensation	44	233
Other		(8)
Decrease (Increase) in:
Accounts receivable	779	3,562
Inventories	295	(911)
Prepaid expenses	(160)	(203)
Increase (Decrease) in:
Accounts payable	(2,974)	23
Accrued expenses	(92)	(234)
Other liabilities	(12)	—
Deferred revenue	(233)	945

Net cash used in operating activities	(4,905)	(385)
Cash flows from Investing Activities:
Purchase of property and equipment	(212)	(380)

Net cash used in investing activities	(212)	(380)
Cash Flows from Financing Activities:
Repayment of note payable to shareholder	(900)	(3,000)
Proceeds from note payable-Accounts receivable financing	133
Proceeds from preferred stock issuance	—	7,572
Proceeds from common stock issued and warrants exercised, net of repurchases	10,527	97
Proceeds from common stock — Societe Generale (Equity Line)	508	—
Proceeds from common stock — ESPP plan	61
Proceeds from exercise of stock options	60	—
Comprehensive loss and other	227	(55)

Net cash provided by financing activities	10,616	4,614

Net increase in cash, cash equivalents and restricted cash	5,499	3,849
Cash, cash equivalents and restricted cash at beginning of period	1,067	1,551

Cash, cash equivalents and restricted cash at end of period	$6,566	$5,400

See accompanying notes to condensed consolidated financial statements

COMPUTER MOTION, INC.
Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Computer Motion, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

     The operating results of the interim periods presented are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2002 or for any other interim period. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2002. As shown in the accompanying financial statements, the Company continues to incur losses and negative cash flows from operations. At March 31, 2002, the Company had cash and cash equivalents of approximately $6.5 million. The Company is currently consuming cash at a rate of approximately $800,000 per month. Management believes that its current cash and cash equivalents on hand along with proceeds available from the accounts receivable financing will allow the Company to maintain its operations, fund working capital and capital expenditures through at least March 31, 2003. The Company’s need for additional financing will depend upon numerous factors, including, but not limited to, the progress and scope of ongoing research and development projects, the costs of training physicians to become proficient in the use of the Company’s products and procedures, the ability to obtain required FDA approvals, the ability to successfully defend itself in any current or future patent litigation and the ability of the Company’s customers to obtain medical reimbursement from third party payors.

     The Company applies the provisions of Staff Accounting Bulleting No. 101 (SAB 101) when recognizing revenue. SAB 101 states that revenue generally is realized or realizable and earned when all of the following criteria are met: a) persuasive evidence of an arrangement exists, b) delivery has occurred or the services have been rendered, c) the seller’s price to the buyer is fixed or determinable, and d) collectibility is reasonably assured.

     The Company recognizes revenue from the sale of products to end-users, including supplies and accessories, once shipment has occurred (as the Company’s general terms are FOB shipping point. In those few cases where the customers terms are FOB their plant, revenue is not recognized until the Company receives a signed delivery and acceptance certificate, and all of the conditions of SAB 101 (items a. through d., as identified above) have been met. Revenue is recognized from the performance of services as the services are performed.

     The Company recognizes revenue from the sale of products to distributors, including supplies and accessories, once shipment has occurred (as the Company’s general terms are FOB shipping point), and all of the conditions of SAB 101 have been met. The Company’s distributors do not have rights of return or cancellation. Revenues from distributors which do not meet all of the requirements of SAB 101 are deferred and recognized upon the sale of the product to the end user.

     Revenues from product sales to financing institutions are not recognized by the Company until a purchase order is received, the product has been shipped and the funding by the financing institution has been approved.

     Revenues for transactions that include multiple elements such as systems, training, product warranties, instruments, accessory kits and service contracts are allocated to each element based on its relative fair value (or in the absence of fair value, the residual method) and recognized when the revenue recognition criteria have been met for each element. The Company recognizes revenue for delivered elements only when the following criteria are satisfied: (1) undelivered elements are not essential to the functionality of delivered elements, (2) uncertainties regarding customer acceptance are resolved and (3) the fair value for all undelivered elements is known.

     The Company defers revenue from the sale of extended warranties, product upgrades, procedure training contracts and other contractual items and recognizes them over the life of the contract or upon shipment to the customer, as applicable.

     Shipments of products to be used for demonstration purposes or prototype products used in development programs are reflected as consigned inventory and are included in the property and equipment balance in the accompanying consolidated balance sheets. Revenue recognized on the rental of this equipment is recognized as development revenue over the term of the agreement.

     The Company records revenue, net of commissions paid to agents, in accordance with Emerging Issues Task Force (EITF) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

     The Company believes that Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), is not applicable to the sale of the Company’s products in accordance with the guidance in paragraphs 2 and 4 of SOP 97-2. The Company considers the software that it sells incidental to its products sold. In addition, such software is not a significant focus of the Company’s marketing efforts nor is the software sold separately. Also, post contract customer support is not sold by the Company in conjunction with the software. As a result, the Company does not separately account for the sale of the software.

Note 2. Net Loss Per Share

     Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share,” requires that the Company present both basic and diluted net loss per share in its financial statements. The Company’s basic net loss per share is the same as its diluted net loss per share because inclusion of outstanding stock options and warrants in the calculation is antidilutive. Basic and diluted loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.

     The net loss per share for the quarter ended March 31, 2002 has been adjusted to include the present value of the dividends paid on the shares of the Company’s Series B Convertible Preferred Stock of $1,193,000 and the write off of the beneficial conversion feature of such shares of $3,785,000. The Company is required to recognize these items as a dividend in the net loss computation for loss per share.

	Three Months Ended March 31,

	2002		2001

	Amount	Per share	Amount	Per share

	(Amounts in thousands, except per share amounts)
	(unaudited)
Unaudited per share data — basic and diluted:
Net Loss and net loss per share— (Unaudited)	$(4,458)	$(0.31)	$(4,200)	$(0.40)
Cummulative dividend on the Series B Convertible Preferred Stock	—	—	(31)	(0.00)
Fair Value of warrants issued in connection with the Series B Convertible Preferred Stock	—	—	(1,536)	(0.15)
Present Value of dividend on the Series B Convertible Preferred Stock	(1,193)	(0.08)	—	—
Beneficial Conversion feature of the Series B Convertible Preferred Stock	(3,785)	(0.26)	(1,066)	$(0.10)

Net loss available to common shareholders and net loss per share	$(9,436)	$(0.65)	$(6,833)	$(0.65)

Note 3. Private Placement of Common Stock and Conversion of Series B Convertible Preferred Stock

     On February 13, 2002, the Company raised net proceeds of approximately $10,527,000 through the sale and issuance of shares of its common stock to certain institutional and accredited investors, including Robert W. Duggan, the Company’s Chief Executive Officer and Chairman. The proceeds from the sale of the Company’s common stock was used to retire approximately $2,360,000 in debt (including the remaining principal and accrued interest of $968,000 under a promissory note payable to Mr. Duggan) and the remainder of the proceeds will be used to fund working capital needs due to investments in clinical trials, research and development, sales and marketing programs and for other general operating requirements. In February 2002, the Company issued 328,689 additional shares of its common stock to certain vendors who agreed to cancel $1,395,000 of accounts payable owed to these vendors as consideration for their shares.

     On or before February 13, 2002, the holders of the Company’s Series B Convertible Preferred Stock entered into agreements with the Company whereby they agreed to convert all of their remaining shares of Series B Convertible Preferred Stock into shares of common stock. The Company issued 2,196,341 shares of its common stock upon conversion of the Series B Convertible Preferred Stock. In connection with this conversion, the Company agreed to pay to the holders the present value of the future dividends payable on their shares of Series B Convertible Preferred Stock. This dividend payment was made by the issuance of 312,869 shares of the Company’s common stock. The Company also agreed to lower the exercise price of certain warrants issued to the holders of its Series B Convertible Preferred Stock from $8.12 to $5.00 per share.

Note 4. Note Payable — Accounts Receivable Financing

     In January 2002, the Company entered into a secured, revolving line of credit (or factoring agreement) with a third party financing company. This line of credit provides for borrowings up to $2,000,000 based on eligible domestic trade receivables at a factoring fee of 2%, plus a financing fee of prime rate plus 3% and is secured by all the assets of the Company. Total borrowings on the line of credit at March 31, 2002 were $133,000.

Note 5. Equity-based Line of Credit

     On March 30, 2001, the Company entered into an Equity Line Financing Agreement with Société Générale, under which the Company was entitled to issue and sell, from time to time, shares of its common stock for cash consideration up to an aggregate of $12 million. In February 2002, the Company terminated the Equity Line Financing Agreement. In connection with this termination, the Company paid a one-time settlement fee of $135,000 to Société Générale. Prior to terminating the Equity Line Financing Agreement, the Company raised approximately $508,000 by issuing 111,615 shares of its common stock to Société Générale.

Note 6. Segments of Business

     The Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision making group, as defined under SFAS 131, is the Executive Staff. To date, the Executive Staff has viewed the Company’s operations as principally one market: proprietary robotic and computerized surgical systems for the medical device industry. Sales by product lines within this market are as follows:

	Revenue by product line for the three months ended

	Mar. 31, 2002	Dec. 31, 2001	Mar. 31, 2001

	(Amounts in thousands)
ZEUS robotic and surgical systems	$2,384	$3,741	$1,495
AESOP robotic and surgical systems	932	2,560	1,962
SOCRATES telementoring systems	320	384	55
HERMES voice control center	687	543	1,093
Development revenue	266	169	303
Recurring revenue	1,102	1,257	808

	$5,691	$8,654	$5,716

	Units sold by product line for the three months ended

	Mar. 31, 2002	Dec. 31, 2001	Mar. 31, 2001

ZEUS robotic and surgical systems	4	5	2
ZEUS robotic and surgical systems upgrades	3	3	—
AESOP robotic and surgical systems	14	38	25
SOCRATES telementoring systems	4	4	1
HERMES voice control center	81	78	106

Export sales are made by the United States operations to the following geographic locations:

	For the three months ended

	Mar. 31, 2002	Dec. 31, 2001	Mar. 31, 2001

	(Amounts in thousands)
Canada	$316	$385	$—
Europe and the Middle East	630	2,114	1,353
Asia	63	2,036	195
South America & Mexico	10	(159)	—

	$1,019	$4,376	$1,548

Note 7. Change in Director and Officer

     In February 2002, Yulun Wang, the Company’s Founder and Chief Technology Officer, and member of the Board of Directors, informed the Company that he had assumed the role of Chief Executive Officer at a newly formed company called InTouch Health Inc. The Company does not believe that InTouch Health will directly compete with the Company. InTouch Health intends to develop and sell products that utilize robotics and telecommunications in the homecare and assisted living field. The Board of Directors and management of the Company have decided that Dr. Wang should continue with his current responsibilities as Chief Technology Officer at his current level of compensation and also continue to serve as a member of its Board of Directors. Dr. Wang will continue to devote a significant portion of his time to fulfill his responsibilities at the Company. The Company may decide to license certain portions of its technology to InTouch Health as well as take an equity position in this new venture.

Note 8. Litigation

     On May 10, 2000, the Company filed a lawsuit in United States District Court alleging that Intuitive Surgical’s da Vinci surgical robot system infringes on the Company’s United States Patent Nos. 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664, 5,855,583 and 6,063,095. On June 30, 2000, Intuitive served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On November 1, 2000, the Company filed an amended complaint adding allegations that Intuitive’s da Vinci surgical robot system infringes the Company’s United States Patent No. 6,102,850. On February 13, 2001, the United States District Court issued an order staying the infringement action for up to one year pending decision on preliminary motions the parties have filed in certain interference proceedings (discussed in the paragraph below). On April 30, 2002 this stay was lifted. On May 6, 2002, the United States

District Court conducted a Status Conference where it set a fact discovery cut-off date of November 30, 2002 and a trial date of April 29, 2003. Further, the Company advised the Court of its intention to file another amended complaint adding allegations that Intuitive’s da Vinci surgical robot system infringes on the Company’s United States Patent No. 6,244,809. The Company’s patents at issue in the matter before the United States District Court concern methods and devices for conducting various aspects of robotic surgery.

     On or about December 7 and 8, 2000, the United States Patent and Trademark Office (USPTO) granted three of Intuitive’s petitions for a declaration of an interference: (i) Interference No. 104,643 involving to the Company’s 5,907,664 patent, (ii) Interference No. 104,644 involving the Company’s 5,878,193 patent, and (iii) Interference No. 104,645 involving the Company’s 5,855,583 patent. An interference is a proceeding within the USPTO to resolve questions regarding who was the first to invent the subject matter of a patent and/or a patent application. On March 30, 2002, the three judge panel of the Board of Patent Interferences issued decision orders on the parties’ preliminary motions. The Board granted the Company’s motion on Interference No. 104,643 and issued an order for Intuitive to show cause why judgement should not be entered against Intuitive on this interference. The Board denied the Company’s motion on the Interference No. 104,644 and entered judgement against the Company. The Board denied the Company’s motions on the Interference No. 104,645, deferred decision on two of Intuitive’s motions, and granted-in-part and denied-in-part and deferred-in-part on one of Intuitive’s motions. The Board’s decision on Interference No. 104,645 invalidated some of the parties’ claims, affirmed some of Intuitive’s claims and provided for further proceedings related to two of the Company’s claims and is therefore not final. The parties have the right to request reconsideration of any of the decision orders on their preliminary motions. Further, the parties have a right to seek review of the decisions upon entry of a final judgment in either the United States Court of Appeal for the Federal Circuit or in a United States District Court.

     On February 21, 2001, Brookhill-Wilk filed suit against the Company alleging that the its ZEUS surgical system infringed upon Brookhill-Wilk’s United States Patent Nos. 5,217,003 and 5,368,015. Brookhill-Wilk’s complaint seeks damages, attorneys’ fees and increased damages alleging willful patent infringement. On March 21, 2001, the Company served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On November 8, 2001, the United States District Court for the Southern District of New York in the co-pending Brookhill-Wilk v. Intuitive Surgical, Inc., Civil Action No. 00-CV-6599 (NRB), issued an order interpreting the claims of Brookhill-Wilk’s Patent No. 5,217,003 in a way that the Company believes excludes current applications of the Company’s ZEUS surgical system. In light of this decision, on November 13, 2001, the parties to Brookhill Wilk v. Computer Motion, Inc. agreed to dismiss the case without prejudice. On March 25, 2002, Judge Alvin K. Hellerstein dismissed the case without prejudice.

     On March 30, 2001, Intuitive and IBM Corporation filed suit alleging that the Company’s AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984 which was issued on March 13, 2001. The complaint seeks damages, a preliminary injunction, a permanent injunction, and costs and attorneys’ fees. The claims are directed to a surgical system employing voice recognition for control of a surgical instrument. Discovery by both parties is ongoing and the Company is currently taking discovery relating to its non-infringement, patent invalidity and enforceability defenses.

Note 9.     Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS 144). SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also resolves significant implementation issues related to Statement 121. The Company does not expect that the adoption of SFAS No. 144 will have any impact on its results of operations or its financial position.

     The FASB recently approved two pronouncements: SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, which provide guidance on the accounting for business combinations to be accounted for using the purchase method. Under the new rules, goodwill will no longer be subject to amortization over its useful life. Rather, goodwill will be subject to at least an annual impairment assessment. This assessment is a fundamentally different two-step approach and is based on a comparison between a reporting unit’s fair value and its carrying value. Intangible assets have newly defined criteria and will be accounted for separately from goodwill and will continue to be amortized over their useful lives. The Company adopted these pronouncements on January 1, 2002. The Company does not expect that the adoption of these standards will have any impact on its results of operations or its financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially due to factors that include, but are not limited to, the risks discussed herein under “Risk Factors That May Affect Future Results.”

OVERVIEW

     The Company develops and markets proprietary robotic and computerized surgical systems that are intended to enhance a surgeon’s performance and centralize and simplify a surgeon’s control of the operating room (“OR”). The Company believes that its products will provide surgeons with the precision and dexterity necessary to perform complex, minimally invasive surgical procedures, as well as enable surgeons to control critical devices in the OR through simple verbal commands. The Company believes that its products will broaden the scope and increase the effectiveness of minimally invasive surgery, improve patient outcomes, and create a safer, more efficient and cost effective OR.

     The Company’s AESOP Robotic Endiscopic Positioning System has been cleared by the Food and Drug Administration (“FDA”) for a broad set of surgical disciplines and indications for use. AESOP allows direct surgeon control of the endoscope through simple verbal commands, eliminating the need for a member of a surgical staff to manually control the camera. This provides a more stable and sustainable endoscopic image and enables a more simplified and seamless interface between the surgeon and the endoscope under the surgeon’s control. The Company believes that AESOP is the world’s first FDA-cleared robot and first voice controlled interface for a surgical device. The Company has sold 686 AESOP units worldwide, which the Company believes have been used to perform over 171,000 procedures.

     The Company’s HERMES Control Center is designed to enable a surgeon to directly control multiple OR devices, including various laparoscopic, arthroscopic and video devices, as well as the Company’s robotic devices, through simple verbal commands. HERMES also provides standardized visual and digitized voice feedback to a surgical team. The Company believes that the enhanced control and feedback provided by HERMES has the potential to improve safety, increase efficiency, shorten procedure times and reduce costs. The 27 FDA-cleared devices controlled by the HERMES system include endoscopic cameras, overhead cameras, light sources, insufflators, arthroscopic shavers, fluid pumps, VCRs, printers, video frame grabbers, digital image capture devices, OR lights, surgical tables, electrosurgical units, telephones, and the Company’s port expander, and AESOP and ZEUS systems. The HERMES compatible, or HERMES-ReadyTM interfaces for these devices were created in a collaboration with various HERMES alliance partners, including Stryker Endoscopy, Berchtold, Steris, Skytron, ValleyLab(TYCO) and ConMed. The Company is currently engaged in additional projects with certain of these alliance partners to develop interfaces for six additional FDA-cleared devices. These models are expected to be released for commercial sale during fiscal 2002.

     The Company has also entered into two additional HERMES alliance agreements with Smith & Nephew Endoscopy and Karl Storz. Both Smith & Nephew and Karl Storz are leading manufacturers of endoscopic medical equipment. Through collaborative efforts with these two manufacturers, the Company expects to create HERMES-Ready interfaces for more than 50 additional medical devices over the next 12 to 18 months. In connection therewith, the Company believes it will make additional 510(k) submissions to the FDA to allow certain of these devices to be released for sale by Smith & Nephew Endoscopy and by Karl Storz during fiscal 2002. Both Smith & Nephew Endoscopy and Karl Storz will market the HERMES system as an integrated component with several of their endoscopic products.

     The Company plans to partner with other leading medical device manufacturers to expand the number and type of devices to be integrated with its HERMES controller, including electrocautery devices, various imaging systems, devices for the cardiac catheter laboratory, and other medical clinical environments. The Company also intends to partner with existing HERMES alliance partners, and other leading medical device manufacturers, to expand the number and type of surgical procedures that can be supported by existing HERMES-Ready devices.

     The Company’s ZEUS Robotic Surgical System is designed to fundamentally improve a surgeon’s ability to perform complex surgical procedures and the Company expects to enable new, minimally invasive surgical procedures, including fully endoscopic coronary artery bypass grafts or E-CABG™ grafts on a beating heart. ZEUS is comprised of three surgeon-controlled robotic arms, one which positions the endoscope and two which manipulate surgical instruments. The Company believes that ZEUS will improve a surgeon’s dexterity and precision and enhance visualization of, and access to confined, operative sites. The Company also believes that new minimally invasive surgical procedures performed with ZEUS will result in reduced patient pain and trauma, fewer complications, lessened cosmetic concerns and shortened convalescent periods and will increase the number of patients qualified for certain surgical procedures. In addition, the Company believes that an increase in minimally invasive procedures will ultimately result in lower overall healthcare costs to providers, payors and patients. The Company received the first in a series of FDA 510(k) approvals for ZEUS in October 2001. This 510(k) approval allows ZEUS to be used with blunt dissectors, retractors, traumatic graspers and stabilizers during laparoscopic and thorascopic surgery. The Company has completed feasibility clinical trials for both ZEUS-based tubal reanastomosis procedures and ZEUS-based cardiac procedures under Investigational Device Exemptions and is currently enrolling patients. The Company has also commenced multi-center randomized control trials for coronary artery bypass, thorascopic surgery, and general laparoscopic surgery. In addition, the Company recently completed a randomized prospective laparoscopic clinical study using the ZEUS system to perform laparoscopic cholesystectomy and laparoscopic nissen fundoplication surgery. The results from this study have been submitted to the FDA in a 510(k) application seeking clearance for clinical use of the ZEUS system in a broad set of general surgery procedures using a broad set of instrumentation, and the Company expects to receive this clearance during 2002. The Company is also conducting a feasibility clinical trial in which ZEUS is being used in mitral valve repair and replacement surgery.

     The Company’s SOCRATES™ Telementoring System received FDA 510(k) clearance in October 2001. SOCRATES enables remote access to HERMES networked devices via proprietary software, enables remote control of certain HERMES-Ready devices in the OR, enables the use of telestration tools, and provides teleconferencing components. SOCRATES allows an operative surgeon to virtually, cost effectively, and on an as-needed basis, communicate with a remote surgeon. SOCRATES also enables the remote surgeon to help direct a surgical procedure thereby augmenting the operative surgeon’s prior training experience.

     SOCRATES enhances the utility of the HERMES Control Center by providing a remote surgeon with an interface to the HERMES-Ready AESOP® system. This allows a remote surgeon to share control of the endoscope with the operative surgeon. AESOP’s precision and stability ensure the remote surgeon’s views are tremor-free and accurately positioned. It is common for surgeons to remotely collaborate. However, without the use of SOCRATES a remote surgeon is typically only able to view video of a procedure and provide feedback through video overlay and verbal commands. SOCRATES enhances this collaboration by making it more interactive.

     The Company has sustained significant losses since inception and as of March 31, 2002 has an accumulated deficit of $94,029,000. The Company expects to incur additional losses as it continues to fund research and development efforts, clinical trials, and seeks to expand its manufacturing capacity and sales force. As a result, the Company will need to generate significant revenues in order to achieve and maintain profitability. The Company is not certain that it will ever achieve significant commercial revenues, particularly from sales of its ZEUS product line, which is still under development and awaiting FDA clearance for certain significant applications and procedures, or that the Company will ever become profitable. It is possible that the Company may encounter substantial delays or incur unexpected expenses related to among other things, additional clinical trials, market introduction and acceptance of the ZEUS platform, or any future products, and litigation required to protect its intellectual property portfolio. If the time required to generate significant revenues and achieve profitability is longer than anticipated, the Company may not be able to continue its operations.

RESULTS OF OPERATIONS

     The Company does not believe that it experiences material seasonal trends. Since the first quarter of 1998, the Company has had quarter over quarter increases in revenues in all but four quarters. The Company is penetrating only a small fraction of the total potential market for its products. Although many medical conditions that can be treated using the Company’s products can also be treated by pharmaceuticals and other medical devices, the Company does not believe that it encounters direct competition for its AESOP, HERMES or SOCRATES products. The Company believes that it has only one direct competitor for its ZEUS product. Because its AESOP, HERMES, SOCRATES and ZEUS products are comprised of relatively new technologies, and because the current customer profiles are made of early adopters that share the Company’s pioneering vision for these new technologies, the Company does not believe that there is any statistical significance to its quarterly increase or decrease variations in business levels. The challenges the Company faces in its attempt to increase market share today include market acceptance and adoption of these new technologies. The Company believes that statistical significance in any increases or decreases will not occur until its products receive larger mass market acceptance and adoption. In addition, the Company believes that the sales cycle for capital medical equipment is approximately three to six months, especially for innovative technologies like the Company’s AESOP, HERMES, SOCRATES and ZEUS products. Thus, sales in the first quarter originate in the fourth quarter of the prior year. The Company also believes that prospecting for new sales tend to fall off in the fourth quarter since its sales focus is on closing sales for the current calendar year and because there are fewer working days available due to the holiday season.

     With the above understanding, the analysis of the Company’s quarterly revenue changes is as follows: (Data is contained in Note 6 to Condensed Consolidated Financial Statements).

Three months ended March 31, 2002 compared to the three months ended March 31, 2001.

     Revenue. Revenue decreased $25,000, or 1%, to $5,691,000 for the quarter ended March 31, 2002 from $5,716,000 for the quarter ended March 31, 2001. ZEUS revenue of $2,384,000 for the quarter increased $889,000 over last year’s first quarter of $1,495,000 due to increased units shipped. AESOP revenue of $932,000 for the quarter decreased $1,030,000 over last year’s first quarter of $1,962,000 due to fewer systems shipped. HERMES revenue of $687,000 for the quarter decreased $406,000 over last year’s first quarter of $1,093,000 as one of the Company’s OEM partners, Stryker Corporation, ordered fewer units. SOCRATES revenue of $320,000 for the quarter increased $265,000 over last year’s first quarter of $55,000 due to increased units shipped. Development revenue of $266,000 for the quarter decreased $37,000 over last year’s first quarter of $303,000, as a number of the rental agreements expired. Recurring revenues of $1,102,000 for the quarter increased $294,000 over last year’s first quarter of $808,000, as the installed base of robotic systems increased leading to more sales of parts, accessories, supplies and service.

     Gross Profit. Gross profit decreased $230,000, or 7%, to $3,046,000 for the quarter ended March 31, 2002 from $3,276,000 for the quarter ended March 31, 2001. Gross margin decreased to 54% for the quarter from 57% for last year’s first quarter. The decrease in gross profit is primarily due to a shift in product mix with lower gross margins.

     Research and Development. Research and development expense decreased $482,000, or 15%, to $2,652,000 for the quarter ended March 31, 2002 from $3,134,000 for the quarter ended March 31, 2001. The decrease was due primarily to the transfer of certain clinical development specialists from research and development to selling expense. This transfer was made in the second quarter of 2001.

     Selling, General and Administrative. Selling general and administrative expense increased $471,000, or 11%, to $4,816,000, for the quarter ended March 31, 2002 from $4,345,000 for the quarter ended March 31, 2001. The increase was due mainly to the addition of sales personnel and increased commission payments as the Company expanded its worldwide sales, service and training capability and also includes the transfer of the clinical development specialists explained above. Professional fees increased related to the patent infringement lawsuit the Company has filed against a competitor and certain claims filed against the Company also related to patent infringement.

     Other Expense (Income). Other expense was $30,000 for the quarter ended March 31, 2002 compared to other income of $9,000 for the quarter ended March 31, 2001. A decrease in interest income, as well as an increase in foreign currency transaction loss, accounted for this change.

     Income Taxes. Minimal provisions for state franchise taxes have been recorded on the Company’s pre-tax losses to date. As of December 31, 2001, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately of $64,808,000 and $9,527,000, respectively which are available to offset future federal and state taxable income. Federal carryforwards expire between fifteen and twenty years after the year of loss and state carryforwards expire between five and seven years after the year of loss. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding its realization.

     Net Loss. The net loss for the quarter for the quarter ended March 31, 2002 was $4,458,000, or $.31 per share (before dividend to preferred stockholders), compared to $4,200,000, or $.40 per share (before dividend to preferred stockholders), for the quarter ended March 31, 2001 as increased gross profit derived from increased revenue combined with decreased operating expenses resulted in a reduction of the Company’s net loss. The fully diluted earnings per share for the quarter ended March 31, 2002 was $.65, compared to $.65 for the quarter ended March 31, 2001. Weighted average shares increased from 10,535,000 to 14,467,000 primarily due to the issuance of shares related to the conversion of all outstanding shares of Series B Convertible Preferred Stock and a private placement of the Company’s common stock.

Three months ended March 31, 2002 compared to the three months ended December 31, 2001.

     Revenue. Revenue decreased $2,963,000, or 34%, to $5,691,000, for the quarter ended March 31, 2002 from $8,654,000 for the quarter ended December 31, 2001. ZEUS revenue of $2,384,000 for the quarter decreased $1,357,000 over the prior quarter of $3,741,000 due primarily to fewer units shipped. AESOP revenue of $932,000 for the quarter decreased $1,628,000 over the prior quarter of $2,560,000 due primarily to fewer systems shipped. HERMES revenue of $687,000 for the quarter increased $144,000 over the prior quarter of $543,000 as the Company’s OEM partners ordered more units. SOCRATES revenue of $320,000 for the quarter decreased $64,000 over the prior quarter of $384,000 due primarily to fewer units shipped. Development revenue of $266,000 for the quarter increased $97,000 over the prior quarter of $169,000 due primarily to new development contracts received in the prior quarter. Recurring revenue of $1,102,000 decreased $155,000 over the prior quarter of $1,257,000 due primarily to lower demand.

     Gross Profit. Gross profit decreased $2,282,000, or 43%, to $3,046,000 for the quarter ended March 31, 2002 from $5,328,000 for the quarter ended December 31, 2001. Gross margin decreased 54% for the quarter from 62% for the prior quarter. The decrease in gross profit is primarily due to a shift in the product mix with lower gross margins.

     Research and Development. Research and development expense decreased $998,000, or 27%, to $2,652,000 for the quarter ended March 31, 2002 from $3,650,000 for the quarter ended December 31, 2001, primarily due to reduced spending on clinical trials.

     Selling, General and Administrative. Selling general and administrative expense decreased $738,000, or 13%, to $4,816,000 for the quarter ended March 31, 2002 from $5,554,000 for the quarter ended December 31, 2001. The decrease was due primarily to a reduction in professional fees related to the patent infringement lawsuit the Company has filed against a competitor and certain claims filed against the Company also related to patent infringement.

     Other Expense (Income). Other expense was $30,000 for the quarter ended March 31, 2002, compared to other expense of $98,000 for the quarter ended December 31, 2001. The decrease is due primarily to an increase in interest income as well as decreases in foreign currency transaction loss and interest expense.

     Net Loss. The net loss for the quarter ended March 31, 2002 was $4,458,000, or $.31 per share (before dividend to preferred shareholder), compared to $3,976,000, or $.35 per share (before dividend to preferred shareholder), for the quarter ended December 31, 2001, as decreased gross profit derived from decreased revenue combined with increased operating expenses resulted in a greater net loss. The fully diluted earnings per share for the quarter ended March 31, 2002 was $.65, compared to $.43 for the quarter ended December 31, 2001. Weighted average shares increased from 11,294,000 to 14,467,000 primarily due to the issuance of shares related to the conversion of all outstanding shares of Series B Convertible Preferred Stock and a private placement of the Company’s common stock.

FINANCIAL CONDITION

     Since its inception, the Company’s expenses have exceeded its revenues, resulting in an accumulated deficit of $94,029,000 as of March 31, 2002. Other than its initial public offering, the Company has primarily relied on proceeds from the sale and issuance of preferred and common stock and bridge debt financing to fund its operations.

     At March 31, 2002, the Company’s current ratio (current assets divided by current liabilities) was 1.8 to 1 compared to 1.048 to 1 at December 31, 2001, reflecting an increase of approximately $5,400,000 to current assets and a decrease of approximately $3,912,000 to current liabilities as a result of the private placement of the Company’s common stock in February 2002.

     For the quarter ended March 31, 2002, the Company’s use of cash in operating activities of $4,905,000 was primarily attributable to its net loss, including a decrease in accounts payable of $2,974,000 partially offset by the decrease in accounts receivable of $779,000.

     Cash outflow from purchases of plant and equipment was $212,000 for the quarter ended March 31, 2002. The Company currently has no material commitments for capital expenditures. For the quarter ended March 31, 2002, net cash provided by financing activities of $10,616,000 was primarily the result of the private placement of its common stock partially offset by the repayment of the promissory note payable to Mr. Duggan of $900,000.

     The Company’s operations to date have consumed substantial amounts of cash, and the Company expects its capital and operating expenditures will exceed revenues for at least the next twelve months. The Company has raised additional funds through the following transactions. In January 2002, the company entered into a secured, revolving line of credit with Bay View Funding. The line of credit provides for borrowings of up to $2,000,000 based on eligible domestic trade receivables at a factoring fee of 2% plus a financing fee of prime rate plus 3% and is secured by all assets of the Company. In addition, the Company paid a one time dividend in common stock valued at $1,193,000 to the holders of its Series B Convertible Preferred Stock who converted such shares into common stock on or prior to February 13, 2002. In February 2002, the Company raised net proceeds of approximately $10,527,000 through the sale and issuance of shares of common stock to certain institutional and accredited investors, including Robert W. Duggan, the Company’s Chief Executive Officer and Chairman. An additional $1,395,000 of accounts payable owed to certain vendors was cancelled in exchange for 328,689 shares of the Company common stock. The proceeds from the sale of the Company’s common stock was used to retire approximately $2,360,000 in debt (including the remaining principal and accrued interest of $968,000 under a promissory note payable to Mr. Duggan) and the remainder of the proceeds will be used to fund working capital needs due to investments in clinical trials, research and development, sales and marketing programs and for other general operating requirements.

     The Company believes that it will be able to fund its operations for at least twelve months with its current cash and cash equivalent balances along with available borrowings from its accounts receivable financing agreement. However, the Company may require substantial working capital to fund its business after March 31, 2003 and will therefore need to raise additional capital. The Company anticipates that it may seek to obtain funding, as needed, to support its operations through and after March 31, 2003 from the following sources: current cash balances, the proceeds from the exercise of outstanding warrants for the purchase of its common stock, and the issuance of additional debt or equity securities. The Company cannot be certain that additional capital will be available on terms favorable to it, or at all. The various elements of the Company’s business and growth strategies, including its introduction of new products, the expansion of its marketing and distribution activities and its efforts to obtain regulatory approval or market acceptance, will require additional capital. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund those business activities essential to its ability to operate profitably, including further research and development, clinical trials, and sales and marketing activities, would be significantly limited.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. A number of these risks are listed below. These risks could affect actual future results and could cause them to differ materially from any forward-looking statements the Company has made.

1.	The Company has a history of losses, and expects to incur losses in the future so the Company may never achieve profitability.

From the Company’s formation, it has incurred significant losses. For the three years ended December 31, 2001, 2000, and 1999, the Company has incurred net losses of $16,413,000, $16,349,000 and $13,375,000, respectively. In addition, the Company has incurred net losses from operations since inception and as of March 31, 2002 has an accumulated deficit of $94,029,000. The Company expects to incur additional losses as it continues spending for research and development efforts, clinical trials, manufacturing capacity and sales force expansion. As a result, the Company will need to generate significant revenues to achieve and maintain profitability. The Company cannot assure its stockholders that it will ever achieve significant commercial revenues, particularly from sales of its ZEUS product line, which is still under development and awaiting FDA clearance for certain significant applications and procedures, or that the Company will become profitable. It is possible that the Company may encounter substantial delays or incur unexpected expenses related to the clinical trials, market introduction and acceptance of the ZEUS platform, or any future products. If the time required to generate significant revenues and achieve profitability is longer than anticipated, the Company may not be able to continue its operations.

2.	Since the Company’s operating expenditures currently exceed its revenues, any failure to raise additional capital or generate required working capital could reduce the Company’s ability to compete and prevent it from taking advantage of market opportunities.

The Company’s operations to date have consumed substantial amounts of cash, and it expects its capital and operating expenditures will exceed revenues for at least the next year. The Company believes that its current cash and cash equivalent balances along with proceeds available from the accounts receivable financing will allow it to maintain operations, fund working capital and capital expenditures for at least the next twelve months. However, the Company may require substantial working capital to fund its operations after March 31, 2003 and will need to raise additional capital. It is anticipated that additional funding, as needed, to support operations through and after March 31, 2003 will be obtained from the following sources: current cash balances, the proceeds from the exercise of warrants, and the issuance of additional debt or equity securities. The Company cannot assure its stockholders that additional capital will be available on terms favorable to it, or at all. The various elements of the Company’s business and growth strategies, including its introduction of new products, the expansion of its marketing and distribution activities and obtaining regulatory approval or market acceptance will require additional capital. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund those business activities essential to its ability to operate profitably, including further research and development, clinical trials, and sales and marketing activities, would be significantly limited.

3.	If the Company’s products do not achieve market acceptance, the Company will not be able to generate the revenue necessary to support its business.

The Company anticipates that ZEUS will comprise a substantial majority of its sales in the future and its future success, depends on the successful development, commercialization and market acceptance of this product. Even if the Company is successful in obtaining the necessary regulatory clearances or approvals for ZEUS, its successful commercialization will depend upon the Company’s ability to demonstrate the clinical safety and effectiveness, ease-of-use, reliability and cost-effectiveness of these products in a clinical setting. The Company cannot assure its investors that the FDA will allow it to conduct further clinical trials or that ZEUS will prove to be safe and effective in clinical trials under United States or international regulatory requirements. It is also possible that the Company may encounter problems in clinical testing that cause a delay in or prohibit commercialization of ZEUS. Moreover, the clinical trials may identify significant technical or other obstacles to overcome prior to the commercial deployment of ZEUS, resulting in significant additional product development expense and delays. Even if the safety and effectiveness of procedures using ZEUS is established, surgeons may elect not to recommend the use of these products for any number of reasons. Broad use of the Company’s products will require significant surgeon training and practice, and the time and expense required to complete such training and practice could adversely affect market acceptance. Successful commercialization of the Company’s products will also require that the Company satisfactorily address the needs of various decision makers in the hospitals that constitute the target market for its products and to address potential resistance to change in existing surgical methods. If the Company is unable to gain market acceptance of its products, the Company will not be able to sell enough its products to be profitable, and the Company may be required to obtain additional funding to develop and bring to market alternative products.

4.	If the Company does not obtain and maintain necessary domestic regulatory approvals, the Company will not be able to market and sell its products in the United States.

The Company’s products in the United States are regulated as medical devices by the FDA. The FDA strictly prohibits the marketing of FDA-cleared or approved medical devices for unapproved uses. Failure to receive or delays in receipt of FDA clearances or approvals, including any resulting need for additional clinical trials or data as a prerequisite to approval or clearance, or any FDA conditions that limit the Company’s ability to market its products for particular uses or indications, could impair the Company’s ability to effectively develop a market for its products and impair its ability to operate profitably in the future.

The Company’s operations are subject to the FDA’s Quality System Regulation (a federal regulation governing medical devices) and ISO-9001 (a global standard for quality systems) and similar regulations in other countries, including EN-46001 Standards (the European standard for quality systems), regarding the design, manufacture, testing, labeling, record keeping and storage of devices. Ongoing compliance with FDA’s Quality System Regulation requirements and other applicable regulatory requirements will be monitored through periodic inspection by federal and state agencies, including the FDA, and comparable agencies in other countries. The Company’s manufacturing processes are subject to stringent federal, state and local regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes. Failure to comply with applicable regulatory requirements can result in, among other things, suspensions or withdrawals of approvals, product seizures, injunctions, recalls of products, operating restrictions, and civil fines and criminal prosecution. Delays or failure to receive approvals or clearances for the Company’s current submissions, or loss of previously received approvals or clearances, would materially adversely affect the marketing and sales of its products and impair its ability to operate profitably in the future.

5.	The Company’s products are subject to various international regulatory processes and approval requirements. If the Company does not maintain the necessary international regulatory approvals, the Company will not be able to market and sell its products in foreign countries.

To be able to market and sell the Company’s products in other countries, it must obtain regulatory approvals and comply with the regulations of those countries. For instance, the European Union requires that manufacturers of medical products obtain the right to affix the CE mark to their products before selling them in member countries of the European Union. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to products, a manufacturer must obtain certification that its processes meet certain European quality standards. The Company has obtained the CE mark for all of its products, which means that these products may currently be sold in all of the member countries of the European Union.

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

6.	International sales of the Company’s products account for a significant portion of its revenues and the Company’s growth may be limited if it is unable to successfully manage these international activities

The Company’s business currently depends in large part on its activities in Europe and Asia, and the Company intends to expand its presence into additional foreign markets. Sales to markets outside of the United States accounted for approximately 18% of the Company’s sales for the three months ended March 31, 2002. The Company is subject to a number of challenges that relate to its international business activities. These challenges include:

•	the risks associated with foreign currency exchange rate fluctuation;

•	failure of local laws to provide the same degree of protection against infringement of the Company’s intellectual property;

•	certain laws and business practices that could favor local competitors, which could slow the Company’s growth in international markets;

•	building an organization capable of supporting geographically dispersed operations; and

•	the expense of establishing facilities and operations in new foreign markets.

Currently, the majority of the Company’s international sales are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company’s products less competitive in international markets. If the Company is unable to meet and overcome these challenges, its international operations may not be successful, which would limit the growth of the Company’s business.

7.	The Company may never sell enough products to be profitable because the Company’s customers may choose to purchase its competitors’ products or may not accept the Company’s products

The Minimally Invasive Surgery (“MIS”) market has been, and will likely continue to be, highly competitive. Many competitors in this market have significantly greater financial resources and experience than those of the Company. In addition, some of these companies may be able to market their products sooner than the Company if they are able to achieve regulatory approval before the Company. Many medical conditions that can be treated using the Company’s products can also be treated by pharmaceuticals or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other procedures could make such therapies more effective or less expensive than using the Company’s products and could render the Company’s products obsolete or unmarketable. As a result, the Company cannot be certain that physicians will use the Company’s products to replace or supplement established treatments or that its products will be competitive with current or future technologies.

8.	If surgeons or institutions are unable to obtain reimbursement from third-party payors for procedures using the Company’s products, or if reimbursement is insufficient to cover the costs of purchasing the Company’s products, the Company may be unable to generate sufficient sales to support its business.

In the United States, the Company’s products are primarily acquired by medical institutions which then bill various third-party payors, such as Medicare, Medicaid and other government programs, and private insurance plans for the healthcare services they provide their patients. Third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement. Market acceptance of the Company’s products may depend on the availability and level of reimbursement in international markets the Company targets.

There can be no assurance that third-party reimbursement and coverage for the Company’s products will be available or adequate, that current reimbursement amounts will not be decreased in the future, or that future legislation, regulation or reimbursement policies of third-party payors will not otherwise affect the demand for the Company’s products or the Company’s ability to sell its products on a profitable basis, particularly if the Company’s products are more expensive than competing surgical or other procedures. If third-party payor coverage or reimbursement is unavailable or inadequate, those who purchase the Company’s products would lose their ability to pay for the Company’s products, and the Company’s ability to make future sales and collect on outstanding accounts would be significantly impaired, which would limit the Company’s ability to operate profitably.

9.	If the Company is unable to protect the intellectual property contained in its products from use by third parties, the Company’s ability to compete in the market will be harmed.

The Company’s success depends, in part, on its ability to obtain and maintain patent protection for its products by filing United States and foreign patent applications related to its technology, inventions and improvements. However, there can be no assurance that third parties will not seek to assert that the Company’s devices and systems infringe their patents or seek to expand their patent claims to cover aspects of the Company’s technology. As a result, there can be no assurance that the Company will not become subject to future patent infringement claims or litigation in a court of law, interference proceedings, or opposition to a patent grants in a foreign jurisdiction. The defense and prosecution of such intellectual property claims are costly, time-consuming, divert the attention of management and technical personnel and could result in substantial uncertainty regarding the Company’s future viability. Future litigation or regulatory proceedings, which could result in substantial cost and uncertainty, may also be necessary to enforce the Company’s patent or other intellectual property rights or to determine the scope and validity of other parties’ proprietary rights. Any public announcements related to such litigation or administrative proceedings initiated by the Company, or initiated or threatened against the Company by its competitors, could adversely affect the price of the Company’s stock.

The Company also relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position and the Company typically requires its employees, consultants and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationships. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any breach. Failure to protect the Company’s intellectual property would limit its ability to produce and/or market its products in the future that would adversely affect the Company’s revenues generated by the sale of such products.

10.	The Company is involved in intellectual property litigation with Intuitive Surgical, Inc. and Brookhill-Wilk which may hurt the Company’s competitive position, may be costly to the Company and may prevent the Company from selling its products.

On May 10, 2000, the Company filed a lawsuit in United States District Court alleging that Intuitive Surgical’s da Vinci surgical robot system infringes on the Company’s United States Patent Nos. 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664, 5,855,583 and 6,063,095. On June 30, 2000, Intuitive served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On November 1, 2000, the Company filed an amended complaint adding allegations that Intuitive’s da Vinci surgical robot system infringes the Company’s United States Patent No. 6,102,850. On February 13, 2001, the United States District Court issued an order staying the infringement action for up to one year pending decision on preliminary motions the parties have filed in certain interference proceedings (discussed in the paragraph below). On April 30, 2002 this stay was lifted. On May 6, 2002, the United States District Court conducted a Status Conference where it set a fact discovery cut-off date of November 30, 2002 and a trial date of April 29, 2003. Further, the Company advised the Court of its intention to file another amended complaint adding allegations that Intuitive’s da Vinci surgical robot system infringes on the Company’s United States Patent No. 6,244,809. The Company’s patents at issue in the matter before the United States District Court concern methods and devices for conducting various aspects of robotic surgery.

On or about December 7 and 8, 2000, the United States Patent and Trademark Office (USPTO) granted three of Intuitive’s petitions for a declaration of an interference: (i) Interference No. 104,643 involving to the Company’s 5,907,664 patent, (ii) Interference No. 104,644 involving the Company’s 5,878,193 patent, and (iii) Interference No. 104,645 involving the Company’s 5,855,583 patent. An interference is a proceeding within the USPTO to resolve questions regarding who was the first to invent the subject matter of a patent and/or a patent application. On March 30, 2002, the three judge panel of the Board of Patent Interferences issued decision orders on the parties’ preliminary motions. The Board granted the Company’s motion on Interference No. 104,643 and issued an order for Intuitive to show cause why judgement should not be entered against Intuitive on this interference. The Board denied the Company’s motion on the Interference No. 104,644 and entered judgement against the Company. The Board denied the Company’s motions on the Interference No. 104,645, deferred decision on two of Intuitive’s motions, and granted-in-part and denied-in-part and deferred-in-part on one of Intuitive’s motions. The Board’s decision on Interference No. 104,645 invalidated some of the parties’ claims, affirmed some of Intuitive’s claims and provided for further proceedings related to two of the Company’s claims and is therefore not final. The parties have the right to request reconsideration of any of the decision orders on their preliminary motions. Further, the parties have a right to seek review of the decisions upon entry of a final judgment in either the United States Court of Appeal for the Federal Circuit or in a United States District Court.

On February 21, 2001, Brookhill-Wilk filed suit against the Company alleging that the its ZEUS surgical system infringed upon Brookhill-Wilk’s United States Patent Nos. 5,217,003 and 5,368,015. Brookhill-Wilk’s complaint seeks damages, attorneys’ fees and increased damages alleging willful patent infringement. On March 21, 2001, the Company served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On November 8, 2001, the United States District Court for the Southern District of New York in the co-pending Brookhill-Wilk v. Intuitive Surgical, Inc., Civil Action No. 00-CV-6599 (NRB), issued an order interpreting the claims of Brookhill-Wilk’s Patent No. 5,217,003 in a way that the Company believes excludes current applications of the Company’s ZEUS surgical system. In light of this decision, on November 13, 2001, the parties to Brookhill Wilk v. Computer Motion, Inc. agreed to dismiss the case without prejudice. On March 25, 2002, Judge Alvin K. Hellerstein dismissed the case without prejudice.

On March 30, 2001, Intuitive and IBM Corporation filed suit alleging that the Company’s AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984 which was issued on March 13, 2001. The complaint seeks damages, a preliminary injunction, a permanent injunction, and costs and attorneys fees. The claims are directed to a surgical system employing voice recognition for control of a surgical instrument. Discovery by both parties is ongoing and the Company is currently taking discovery relating to its non-infringement, patent invalidity and enforceability defenses.

If the Company loses the counterclaim on the patent suit brought by Intuitive or the patent infringement claims by Intuitive or IBM or if the decision in Brookhill-Wilk v. Intuitive Surgical, Inc. is reversed, the Company may be prevented from selling its products as currently configured without first obtaining a license to the disputed technology from the successful party or modifying the product. A license could be expensive, or could require that the Company license to the other party some of its own proprietary technology, each of which result could seriously harm the Company’s business. The Company believes that all of its major product lines could be affected by this litigation. The patents subject to this litigation are an integral part of the technology incorporated in the Company’s AESOP, ZEUS and HERMES product lines which together accounted for approximately 70% of its revenues for the quarter ended March 31, 2002. If any of the adverse parties are successful in their claims or counterclaims, as the case may be, against the Company and are unwilling to grant the Company a license, the Company will be required to stop selling its products that are found to infringe the successful party’s patents unless the Company can redesign them so they do not infringe these patents, which the Company may be unable to do. Whether or not the Company is successful in these lawsuits, the litigation could consume substantial amounts of the Company’s financial and managerial resources. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of the Company’s confidential information could be compromised by disclosure

11.	Because the Company’s industry is subject to rapid technological change and new product development, the Company’s future success will depend upon its ability to expand the applications of the Company’s products.

The Company’s success will depend to a significant extent upon its ability to enhance and expand the utility of its products so that they gain market acceptance. Failure to develop or introduce new products or product enhancements on a timely basis that achieve market acceptance could have a material adverse effect on the Company’s business, financial condition and results of operations. In the past, some of the Company’s competitors have been able to develop desirable product features (such as articulation of certain instruments and three dimensional visualization of their products) earlier than the Company has. The Company’s inability to rapidly develop these features may have led to lower sales of some of the Company’s products. In addition, technological advances with other therapies could make such therapies less expensive or more effective than using the Company’s products and could render its technology obsolete or unmarketable. There can be no assurance that physicians will use the Company’s products to replace or supplement established treatments or that the Company’s products will be competitive with current or future technologies

12.	The Company may not be able to expand its marketing distribution activities in order to market its products competitively.

The Company anticipates significantly increasing the number of sales personnel to more fully cover its target markets, particularly as the Company expands its product offerings. It is possible the Company will be unable to compete effectively in attracting, motivating and retaining qualified sales personnel. The Company currently intends to market and sell its products outside the United States and Europe principally through distributors. In order to accomplish this, the Company will be required to expand its distributor network. The Company may not be able to identify suitable distributors or negotiate acceptable distribution agreements. Any such distribution agreements may not result in significant sales. If the Company is unable to identify suitable distributors or negotiate acceptable distribution agreements, the Company may not be successful in expanding the market for its products outside of the United States and Europe.

13.	Concentration of ownership among the Company’s existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

The Company’s present directors and executive officers beneficially own approximately 24.9% of its outstanding common stock. These stockholders, acting together, have the ability to significantly influence the election of the Company’s directors and other stockholder actions and, as a result, direct the operation of its business, including delaying or preventing a proposed acquisition of the Company.

14.	If the Company loses its key personnel or is unable to attract and retain additional personnel, the Company’s ability to compete will be harmed.

The Company’s future business and operating results depend in significant part on its key management, scientific, technical and sales personnel, many of whom would be difficult to replace, and future success will depend partially upon the Company’s ability to retain these persons and recruit additional qualified management, technical, marketing, sales, regulatory, clinical and manufacturing personnel. Competition for such personnel is intense, and the Company may have difficulty attracting or retaining such personnel. In addition, the Company does not have employment agreements with most of the Company’s key personnel and also does not have life insurance on any of its’ employees which may make it more difficult to retain its key personnel.

15.	The Company’s future operating results may fall below securities analysts’ or investors’ expectations, which could cause the Company’s stock price to decline and diminish the value of its investors’ holdings.

The Company’s results of operations may vary significantly from quarter to quarter depending upon numerous factors, including the following: (i) delays associated with the FDA and other regulatory clearance and approval processes; (ii) healthcare reimbursement policies; (iii) timing and results of clinical trials; (iv) demand for its products; (v) changes in pricing policies by the Company or its competitors; (vi) the number, timing and significance of its competitors’ product enhancements and new products; (vii) product quality issues; and (viii) component availability and supplier delivery performance. The Company’s operating results in any particular period may not be a reliable indication of its future performance. It is likely that in some future quarters, the Company’s operating results will be below the expectations of securities analysts or investors. If this occurs, the price of the Company’s common stock, and the value of its investors’ holdings, will likely decline.

16.	The Company may incur substantial costs defending securities class action litigation due to its stock price volatility.

The market price of the Company’s common stock is likely to be volatile and may be affected by: (i) actual or anticipated decisions by the FDA with respect to approvals or clearances of its competitors’ products; (ii) actual or anticipated fluctuations in its operating results; (iii) announcements of technological innovations; (iv) new commercial products announced or introduced by the Company or its competitors; (v) changes in third party reimbursement policies; (vi) developments concerning the Company’s or its competitors’ proprietary rights; (vii) conditions and trends in the medical device industry; (viii) governmental regulation; (ix) changes in financial estimates by securities analysts; and (x) general stock market conditions.

Securities class action litigation has often been brought against companies when the market price of their securities declines. The Company could be especially prone to such risk because technology companies have experienced greater than average stock price volatility in recent years. If the Company is subject to securities litigation, the Company would incur substantial costs and divert management’s attention defending any such claims.

17.	The Company’s reliance on sole or single source suppliers could harm its ability to meet demand for the Company’s products in a timely manner or within its projected budget.

The Company relies on independent contract manufacturers, some of which are single source suppliers, for the manufacture of the principal components of its products. In some instances, the Company relies on companies that are sole suppliers of key components of its products. If one of these sole suppliers goes out of business, the Company could face significant production delays until an alternate supplier is found, or until the product could be redesigned and revalidated to accommodate a new supplier’s replacement component. In addition, the Company generally submits purchase orders based upon its suppliers’ current price lists. Since the Company generally does not have written contracts for future purchase orders with its suppliers, these suppliers may increase the cost of the parts the Company purchases in the future.

The Company’s manufacturing experience to date has been focused primarily on assembling components produced by third party manufacturers. In scaling up manufacturing of new products, the Company may encounter difficulties involving quality control and assurance, component availability, adequacy of control policies and procedures, lack of qualified personnel and compliance with the FDA’s Quality System Regulations requirements. The Company may elect to internally manufacture components currently provided by third parties or to implement new production processes. The Company cannot assure its stockholders that manufacturing yields or costs will not be adversely affected by a transition to in-house production or to new production processes if such efforts are undertaken. If necessary, this expansion will require the commitment of capital resources for facilities, tooling and equipment and for leasehold improvements. Further, the Company’s delay or inability to expand its manufacturing capacity or in obtaining the commitment of such resources could result in its inability to meet demand for its products, which could harm the Company’s ability to generate revenues, lead to customer dissatisfaction and damage its reputation.

18.	The use of the Company’s products could result in product liability claims that could be expensive and harm its business.

The Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury or death. The Company also faces the possibility that defects in the design or manufacture of its products might necessitate a product recall. It is possible that the Company will experience losses due to product liability claims or recalls in the future. The Company currently maintains product liability insurance with coverage limits of $5,000,000, but future claims may exceed these coverage limits. The Company may also require increased product liability coverage as additional potential products are successfully commercialized. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. While the Company has not had any material product liability claims to date, its defense of any future product liability claim, regardless of its merit or eventual outcome, would divert the management’s attention and result in significant legal costs. In addition, a product liability claim or any product recalls could also harm its reputation or result in a decline in revenues.

19.	The Company’s continued growth will significantly strain its resources and, if the Company fails to manage this growth, its ability to market, sell and develop its products may be harmed.

The Company’s growth will continue to place significant demands on its management and resources. In order to compete effectively against current and future competitors, prepare products for clinical trials and develop future products, the Company believes it must continue to expand its operations, particularly in the areas of research and development and sales and marketing. It is likely that the Company will be required to implement additional operating and financial controls, hire and train additional personnel, install additional reporting and management information systems and expand its physical operations. The Company’s future success will depend, in part, on its ability to manage future growth and the Company cannot assure its investors that it will be successful

20.	Holders of the Company’s Series B Convertible Preferred Stock may have engaged in short selling to increase the number of shares of the Company’s securities issued upon conversion of their shares of Series B Convertible Preferred Stock.

The holders of the Company’s Series B Convertible Preferred Stock converted their shares into shares of its common stock on or prior to February 13, 2002. The Series B Convertible Preferred Stock was initially convertible into that number of shares of common stock determined by dividing the aggregate purchase price of the Preferred Stock by $5.77 (which was 110% of the five day average of the closing price for the Company’s common stock as quoted on the NASDAQ National Market immediately prior to the closing date of the private placement of the Series B Convertible Preferred Stock). However, this initial conversion price was adjusted on August 16, 2001 to $3.863 per share and on November 16, 2001 to $3.906 per share representing the average of the 10 lowest closing prices for the Company’s common stock as quoted on the NASDAQ National Market during the 20 consecutive trading days immediately prior to each such reset date. The conversion price was subsequently lowered to $3.881 per share due to certain anti-dilution adjustments. Since the number of shares of the Company’s common stock issuable upon conversion of the Series B Convertible Preferred Stock was based upon the market price of its stock during the 20 consecutive trading days immediately prior to each reset date, a greater number of shares of Company’s common stock were issued upon conversion of the shares of Series B Convertible Preferred Stock because the final reset conversion price was lower than the initial conversion price at the time the Company sold and issued the shares of Series B Convertible Preferred Stock. Increased sales volume of the Company’s common stock may apply downward pressure on the market price of its common stock. This fact could have encouraged holders of the Series B Convertible Preferred Stock to sell short its common stock prior to each reset date, thereby potentially causing the conversion price to be reset lower resulting in a greater number of shares to be issued upon conversion. The holders of the Series B Convertible Preferred Stock thereby profited by the decline in the market price of the common stock caused by their short selling.

Additionally, it is important to note that a significant amount of its Series B Convertible Preferred Stock was held by just a few investors and the warrants issued in connection with the private placement of the Series B Convertible Preferred Stock are currently held by just a few investors. This may give these investors greater influence over the future market price of the Company’s stock.

21.	Future Sales of the Company’s Stock Could Depress the Market price of its Common Stock

Future sales of the Company’s common stock could depress the market price of its common stock. On February 28, 2002 the Company filed a Registration Statement on Form S-3 (File No. 333-83552) covering the resale of 5,075,771 shares of its common stock by certain selling stockholders. In addition, on or prior to February 13, 2002, the Company issued 2,911,039 shares of common stock upon conversion of all the shares of its Series B Convertible Preferred Stock. The Company filed a registration statement on Form S-3 (File No. 333-58962) covering the shares of common stock issued to holders upon the conversion of the Series B Convertible Preferred Stock. and issuable upon exercise of certain warrants issued to the former holder of its Series B Convertible Preferred Stock. This registration statement was declared effective by the Securities Exchange Commission on September 24, 2001. In the future, the Company may issue additional options, warrants or other derivative securities convertible into its common stock. The public sale of the Company’s common stock by the selling stockholders who control large blocks of its common stock could depress the market price of its common stock.

22.	Failure to Satisfy NASDAQ National Market listing requirements may result in the Company’s stock being delisted from the NASDAQ National Market and being subject to restrictions on “Penny Stock”

The Company’s common stock is currently listed on the Nasdaq National Market under the symbol “RBOT.” For continued inclusion on the Nasdaq National Market, the Company must maintain among other requirements net tangible assets of at least $4.0 million, a minimum bid price of $1.00 per share, and a market value of its public float of at least $5.0 million. Nasdaq also recently announced a pilot program that proposes to change the current $4.0 million net tangible assets requirement to a new threshold of $10.0 million in stockholders’ equity. While the Company believes it is in compliance with existing listing requirements, the Company does not believe that it currently satisfies the proposed requirement of $10.0 million in stockholders’ equity. However, according to a recent Nasdaq bulletin, the Company has until November 2, 2002 to achieve compliance with the new minimum equity standard. In the event that the Company fails to satisfy listing standards on a continuous basis, the Company’s common stock may be removed from listing on the Nasdaq National Market. If the Company’s common stock is delisted from the Nasdaq National Market, and the Company is not able to list the shares on the Nasdaq Small Cap Market or another exchange, trading of its common stock, if any, would be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the NASD’s “Electronic Bulletin Board.” As a result, stockholders could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company’s common stock, and the trading price per share could be reduced.

If the Company’s shares are not listed on any exchange or on the Nasdaq National Market, they are also subject to the regulations regarding trading in “penny stocks,” which are those securities trading for less than $5.00 per share. The following is a list of the restrictions on the sale of penny stocks:

•	Prior to the sale of penny stock by a broker-dealer to a new purchaser, the broker-dealer must determine whether the purchaser is suitable to invest in penny stocks. To make that determination, a broker-dealer must obtain, from a prospective investor, information regarding the purchaser’s financial condition and investment experience and objectives. Subsequently, the broker-dealer must deliver to the purchaser a written statement setting forth the basis of the suitability finding. . A broker-dealer must obtain from the purchaser a written agreement to purchase the securities. This agreement must be obtained for every purchase until the purchaser becomes an “established customer.”

•	The Exchange Act requires that prior to effecting any transaction in any penny stock, a broker-dealer must provide the purchaser with a “risk disclosure document” that contains, among other things, a description of the penny stock market and how it functions and the risks associated with such investment. These disclosure rules are applicable to both purchases and sales by investors.

•	A dealer that sells penny stock must send to the purchaser, within ten days after the end of each calendar month, a written account statement including prescribed information relating to the security.

As a result of a failure to maintain the trading of the Company’s stock on the Nasdaq National Market and the rules regarding penny stock transactions, the investors’ ability to sell to a third party may be limited. The Company makes no guarantee that its current market-makers will continue to make a market in its securities, or that any market for its securities will continue.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s financial instruments include cash and short-term investment grade debt securities. At March 31, 2002 the carrying values of the Company’s financial instruments approximated their fair values based on current market prices and rates.

     It is the Company’s policy not to enter into derivative financial instruments. The Company does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, the Company does not believe that it has a significant currency exposure at March 31, 2002.

PART II. OTHER INFORMATION

ITEM 1. LITIGATION

     On May 10, 2000, the Company filed a lawsuit in United States District Court alleging that Intuitive Surgical’s da Vinci surgical robot system infringes on the Company’s United States Patent Nos. 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664, 5,855,583 and 6,063,095. On June 30, 2000, Intuitive served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On November 1, 2000, the Company filed an amended complaint adding allegations that Intuitive’s da Vinci surgical robot system infringes the Company’s United States Patent No. 6,102,850. On February 13, 2001, the United States District Court issued an order staying the infringement action for up to one year pending decision on preliminary motions the parties have filed in certain interference proceedings (discussed in the paragraph below). On April 30, 2002 this stay was lifted. On May 6, 2002, the United States District Court conducted a Status Conference where it set a fact discovery cut-off date of November 30, 2002 and a trial date of April 29, 2003. Further, the Company advised the Court of its intention to file another amended complaint adding allegations that Intuitive’s da Vinci surgical robot system infringes on the Company’s United States Patent No. 6,244,809. The Company’s patents at issue in the matter before the United States District Court concern methods and devices for conducting various aspects of robotic surgery.

     On or about December 7 and 8, 2000, the United States Patent and Trademark Office (USPTO) granted three of Intuitive’s petitions for a declaration of an interference: (i) Interference No. 104,643 involving to the Company’s 5,907,664 patent, (ii) Interference No. 104,644 involving the Company’s 5,878,193 patent, and (iii) Interference No. 104,645 involving the Company’s 5,855,583 patent. An interference is a proceeding within the USPTO to resolve questions regarding who was the first to invent the subject matter of a patent and/or a patent application. On March 30, 2002, the three judge panel of the Board of Patent Interferences issued decision orders on the parties’ preliminary motions. The Board granted the Company’s motion on Interference No. 104,643 and issued an order for Intuitive to show cause why judgement should not be entered against Intuitive on this interference. The Board denied the Company’s motion on the Interference No. 104,644 and entered judgement against the Company. The Board denied the Company’s motions on the Interference No. 104,645, deferred decision on two of Intuitive’s motions, and granted-in-part and denied-in-part and deferred-in-part on one of Intuitive’s motions. The Board’s decision on Interference No. 104,645 invalidated some of the parties’ claims, affirmed some of Intuitive’s claims and provided for further proceedings related to two of the Company’s claims and is therefore not final. The parties have the right to request reconsideration of any of the decision orders on their preliminary motions. Further, the parties have a right to seek review of the decisions upon entry of a final judgment in either the United States Court of Appeal for the Federal Circuit or in a United States District Court.

     On February 21, 2001, Brookhill-Wilk filed suit against the Company alleging that the its ZEUS surgical system infringed upon Brookhill-Wilk’s United States Patent Nos. 5,217,003 and 5,368,015. Brookhill-Wilk’s complaint seeks damages, attorneys’ fees and increased damages alleging willful patent infringement. On March 21, 2001, the Company served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On November 8, 2001, the United States District Court for the Southern District of New York in the co-pending Brookhill-Wilk v. Intuitive Surgical, Inc., Civil Action No. 00-CV-6599 (NRB), issued an order interpreting the claims of Brookhill-Wilk’s Patent No. 5,217,003 in a way that the Company believes excludes current applications of the Company’s ZEUS surgical system. In light of this decision, on November 13, 2001, the parties to Brookhill Wilk v. Computer Motion, Inc. agreed to dismiss the case without prejudice. On March 25, 2002, Judge Alvin K. Hellerstein dismissed the case without prejudice.

     On March 30, 2001, Intuitive and IBM Corporation filed suit alleging that the Company’s AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984 which was issued on March 13, 2001. The complaint seeks damages, a preliminary injunction, a permanent injunction, and costs and attorneys fees. The claims are directed to a surgical system employing voice recognition for control of a surgical instrument. Discovery by both parties is ongoing and the Company is currently taking discovery relating to its non-infringement, patent invalidity and enforceability defenses.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Accounts Receivable Financing

     In January 2002, the Company entered into a secured, revolving line of credit (of factoring agreement) with a third party financing company. This line of credit provides for borrowings up to $2,000,000 based on eligible domestic trade receivables at a factoring fee of 2%, plus a financing fee of prime rate plus 3%, and is secured by all the assets of the Company.

Private Placement of Common Stock

     On February 13, 2002, the Company raised net proceeds of approximately $10,527,000 through the sale and issuance of shares of its common stock to certain institutional and accredited investors, including Robert W. Duggan, the Company’s Chief Executive Officer and Chairman. The proceeds from the sale of the Company’s common stock was used to retire approximately $2,360,000 in debt (including the remaining principal and accrued interest of $968,000 under a promissory note payable to Mr. Duggan) and the remainder of the proceeds will be used to fund working capital needs due to investments in clinical trials, research and development, sales and marketing programs and for other general operating requirements. In February 2002, the Company issued an 328,689 additional shares of its common stock to certain vendors who agreed to cancel $1,395,000 of accounts payable owed to these vendors as consideration for their shares.

Mandatorily Redeemable Series B Convertible Preferred Stock Offering

     On or before February 13, 2002, the holders of the Company’s Series B Convertible Preferred Stock entered into agreements with the Company whereby they agreed to convert all of their remaining shares of Mandatorily Redeemable Series B Convertible Preferred Stock into shares of common stock. The Company issued 2,196,341 upon conversion of the Series B Convertible Preferred Stock. In connection with this conversion, the Company agreed to pay to the holders the present value of the future dividends payable on their shares of Series B Convertible Preferred Stock. This dividend payment was made by the issuance of 312,869 shares of the Company’s common stock. The Company also agreed to lower the exercise price of certain warrants issued to the holders of its Series B Convertible Preferred Stock from $8.12 to $5.00 per share.

Equity Line of Credit

     On March 30, 2001, the Company entered into an Equity Line Financing Agreement with Société Générale, under which the Company was entitled to issue and sell, from time to time, shares of its common stock for cash consideration up to an aggregate of $12 million. In February 2002, the Company terminated the Equity Line Financing Agreement. In connection with this termination, the Company paid a one-time settlement fee of $135,000 to Société Générale. Prior to terminating the Equity Line Financing Agreement, the Company raised approximately $508,000 by issuing 111,615 shares of its common stock to Société Générale.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits:

4.1 -	Registration Rights Agreement, dated as of February 13, 2002, among Computer Motion and the Purchasers listed on Exhibit A thereto. (1)

5.1 -	Opinion of Stradling Yocca Carlson & Rauth, a Professional Corporation.(1)

10.1 -	Stock Purchase Agreement, dated January 30, 2002, by and between Computer Motion and Steven L. Gruba. (1)

10.2 -	Stock Purchase Agreement, dated January 22, 2002, by and between Computer Motion and Stradling Yocca Carlson & Rauth, P.C. (1)

10.3 -	Stock Purchase Agreement, dated February 11, 2002, by and between Computer Motion and Corlund Electronics, Inc. (1)

10.4 -	Securities Purchase Agreement, dated February 13, 2002, among Computer Motion and the Purchasers listed on Exhibit A thereto. (1)

(1)	Incorporated herein by reference to the same numbered exhibits to the Company’s Registration Statement on Form S-3 (File No. 333-83552) declared effective by the SEC on April 4, 2002.

b)	Reports on Form 8-K. Report on Form 8-K dated January 9, 2002 was filed by the Company to report entering into Amendment No. 1 to the Amended and Restated Equity Line Financing Agreement with Société Générale.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002	COMPUTER MOTION, INC.

	By:	/s/ Eugene W. Teal

Eugene W. Teal Executive Vice-President Finance and Administration and Chief Financial Officer