Form 10-Q
period 2002-06-30
COMPUTER MOTION INC
filed 2002-08-19
CIK 906829

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Yes [X]     No [   ]

As of August 15, 2002 there were 17,322,184 shares of the Registrant’s Common Stock outstanding.

COMPUTER MOTION, INC.
INDEX TO FORM 10-Q
QUARTER ENDED JUNE 30, 2002

COMPUTER MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue	$5,064	$4,003	$10,755	$9,719
Cost of revenue	2,217	1,882	4,862	4,322

Gross profit	2,847	2,121	5,893	5,397

Gross profit %	56%	53%	55%	56%
Research & development expense	2,859	2,506	5,511	5,640
Selling, general & administrative expense	4,933	4,993	9,749	9,338

Total operating expense	7,792	7,499	15,260	14,978

Loss from operations	(4,945)	(5,378)	(9,367)	(9,581)
Interest income	31	36	43	76
Interest expense	(5)	(3)	(18)	(50)
Foreign currency translation gain/(loss)	(2)	60	(29)	86
Other expense	(7)	(9)	(9)	(19)

Total other income/(expense)	17	84	(13)	93

Loss before income tax provision	(4,928)	(5,294)	(9,380)	(9,488)
Income tax provision	6	6	12	12

Net loss	(4,934)	(5,300)	(9,392)	(9,500)
Dividend to Series B preferred shareholders	—	61	4,978	2,694

Net loss available to common shareholders	$(4,934)	$(5,361)	$(14,370)	$(12,194)

Weighted average common shares outstanding used to compute net loss per share — basic and diluted	17,260	10,179	14,861	10,177

Net loss per share — basic and diluted	$(0.29)	$(0.53)	$(0.97)	$(1.20)

See accompanying notes to condensed consolidated financial statements

COMPUTER MOTION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	June 30,	December 31,
	2002	2001(1)

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,925	$987
Restricted cash	107	80
Accounts receivable, net of allowance for doubtful accounts and returns of $463 at June 30, 2002; and $1,184 at December 31, 2001	4,700	8,594
Inventories	6,074	5,853
Other current assets	683	811

Total current assets	15,489	16,325
Property and equipment:
Furniture and fixtures	2,020	2,020
Computer equipment	2,937	2,889
Machinery and equipment	5,632	5,381
Accumulated depreciation	(6,522)	(5,492)

Property and equipment, net	4,067	4,798
Other assets	59	63

Total assets	$19,615	$21,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to shareholder	$—	$900
Accounts payable	3,540	6,497
Accrued expenses	3,534	4,551
Deferred revenue	3,101	3,628

Total current liabilities	10,175	15,576
Deferred revenue	1,642	1,711
Other liabilities	14	37

Total liabilities	11,831	17,324

Shareholders’ equity:
Mandatorily redeemable Series B convertible preferred stock, $.001 par value, authorized 5,000 shares, outstanding at 6/30/02-None; 12/31/01- 8.5 shares	—	8,674
Common stock, $.001 par value, authorized - 50,000 shares; Outstanding 06/30/02 - 17,270 shares; 12/31/01- 11,439 shares	18	11
Additional paid-in capital	107,069	80,343
Deferred compensation	(273)	(326)
Accumulated deficit	(98,964)	(84,594)
Other comprehensive loss	(66)	(246)

Total shareholders’ equity	7,784	3,862

Total liabilities & shareholders’ equity	$19,615	$21,186

(1)	Derived from audited financial statements as of December 31, 2001

See accompanying notes to condensed consolidated financial statements

COMPUTER MOTION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash Flows from Operating Activities:
Net Loss	$(9,392)	$(9,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,034	826
Provision for doubtful accounts and sales allowances	—	100
Common stock issued for services	1,395	—
Stock options issued for services	538	—
Amortization of deferred compensation	53	259
Other	—	(17)
Decrease (Increase) in:
Accounts receivable	3,894	6,353
Inventories	(221)	(2,541)
Other current assets	128	(22)
Increase (Decrease) in:
Accounts payable	(2,957)	30
Accrued expenses	(1,017)	(825)
Other liabilities	(23)	—
Deferred revenue	(596)	482

Net cash used in operating activities	(7,164)	(4,855)
Cash flows from Investing Activities:
Purchase of property and equipment	(299)	(674)
Increase in restricted deposits	—	(80)

Net cash used in investing activities	(299)	(754)
Cash Flows from Financing Activities:
Repayment of note payable to shareholder	(900)	(3,000)
Proceeds from note payable — Accounts receivable financing	133
Proceeds from preferred stock issuance	—	9,666
Proceeds from common stock issued and warrants exercised, net of repurchases	10,527	40
Proceeds from common stock — Societe Generale (Equity Line)	508	—
Proceeds from common stock — ESPP plan	61	—
Proceeds from exercise of stock options	60	—
Comprehensive loss and other	180	(109)

Net cash provided by financing activities	10,569	6,597

Net increase in cash, cash equivalents and restricted cash	3,106	988
Cash, cash equivalents and restricted cash at beginning of period	1,067	1,551

Cash, cash equivalents and restricted cash at end of period	$4,173	$2,539

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

     The operating results of the interim periods presented are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2002 or for any other interim period. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2002. As shown in the accompanying Condensed Consolidated Financial Statements, the Company continues to incur losses and negative cash flows from operations. At June 30, 2002, the Company had cash and cash equivalents of approximately $4.0 million. Management is in the process of pursuing financing arrangements in order to meet the Company’s cash flow needs and funds its operations through June 30, 2003. (see Note 11). The Company’s need for additional financing will depend upon numerous factors, including, but not limited to, net cash used in operating activities, including the progress and scope of ongoing research and development projects, the costs of training physicians to become proficient in the use of the Company’s products and procedures, the ability to obtain required FDA approvals, the ability to successfully defend itself in any current or future patent litigation and the ability of the Company’s customers to obtain medical reimbursement from third party payors.

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

     The Company recognizes revenue from the sale of products to end-users, including supplies and accessories, once shipment has occurred (as the Company’s general terms are FOB shipping point). In those few cases where the customers terms are FOB their plant, revenue is not recognized until the Company receives a signed delivery and acceptance certificate, and all of the conditions of SAB 101 (items a. through d., as identified above) have been met. Revenue is recognized from the performance of services as the services are performed.

     The Company recognizes revenue from the sale of products to distributors, including supplies and accessories, once shipment has occurred (as the Company’s general terms are FOB shipping point), and all of the conditions of SAB 101 have been met. The Company’s distributors do not have rights of return or cancellation. Revenues from distributors that do not meet all of the requirements of SAB 101 are deferred and recognized upon the sale of the product to the end-user.

     Revenues from product sales to customers, which are financed by third party financing institutions, are not recognized by the Company until a purchase order is received, the product has been shipped and the funding by the financing institution has been approved.

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

     The net loss per share for the six months ended June 30, 2002 has been adjusted to include the present value of the dividends paid on the shares of the Company’s Series B Convertible Preferred Stock of $1,193,000 and the write off of the beneficial conversion feature of such shares of $3,785,000. The Company is required to recognize these items as a dividend in the net loss computation for loss per share (See Note 3 as the all of the remaining shares of Series B Convertible Preferred Stock were converted into shares of common stock on February 13, 2002).

	(Amounts in thousands, except per share amounts)

	For the three months ended June 30,				For the six months ended June 30,

	2002		2001		2002		2001

	(unaudited)
		Per		Per		Per		Per
	Amount	share	Amount	share	Amount	share	Amount	share

Unaudited per share data — basic and diluted:
Net Loss and net loss per share— (Unaudited)	$(4,934)	$(0.29)	$(5,300)	$(0.52)	$(9,392)	$(0.63)	$(9,500)	$(0.93)
Cumulative dividend on the Series B Convertible Preferred Stock	—	—	(61)	(0.01)	—	—	(2,694)	(0.27)
Present Value of dividend on the Series B Convertible Preferred Stock	—	—	—	—	(1,193)	(0.08)	—	—
Beneficial Conversion feature of the Series B Convertible Preferred Stock	—	—	—	—	(3,785)	(0.26)	—	—

Net loss available to common shareholders and net loss per share	$(4,934)	$(0.29)	$(5,361)	$(0.53)	$(14,370)	$(0.97)	$(12,194)	$(1.20)

Note 3. Inventories

     Inventories, which include materials, labor and overhead, are stated at the lower of cost or market. The Company uses the first-in, first-out (FIFO) method to value inventories. The components of inventories are as follows:

	(Amounts in thousands)
	(unaudited)

	June 30, 2002	December 31, 2001

Raw materials	$2,904	$3,200
Work in process	848	470
Finished goods	2,322	2,183

Total inventories	$6,074	$5,853

Note 4. Private Placement of Common Stock and Conversion of Series B Convertible Preferred Stock

     On February 13, 2002, the Company raised net proceeds of approximately $10,527,000 through the sale and issuance of shares of its common stock to certain institutional and accredited investors, including approximately $100,000 from Robert W. Duggan, the Company’s Chief Executive Officer and Chairman. The

proceeds from the sale of the Company’s common stock were used to retire approximately $2,360,000 in debt (including the remaining principal and accrued interest of $968,000 under a promissory note payable to Mr. Duggan) and the remainder of the proceeds will be used to fund working capital needs due to investments in clinical trials, research and development, sales and marketing programs and for other general operating requirements. In February 2002, the Company issued 328,689 additional shares of its common stock to certain vendors who agreed to cancel $1,395,000 of accounts payable owed to these vendors as consideration for their shares.

     On February 13, 2002, the holders of the Company’s Series B Convertible Preferred Stock entered into agreements with the Company whereby they agreed to convert all of their remaining shares of Series B Convertible Preferred Stock into shares of common stock. The Company issued 2,196,341 shares of its common stock upon conversion of the Series B Convertible Preferred Stock. In connection with this conversion, the Company agreed to pay to the holders the present value of the future dividends payable on their shares of Series B Convertible Preferred Stock. This dividend payment was made by the issuance of 312,869 shares of the Company’s common stock. The Company also agreed to lower the exercise price of certain warrants issued to the holders of its Series B Convertible Preferred Stock from $8.12 to $5.00 per share.

Note 5. Note Payable — Accounts Receivable Financing

     In January 2002, the Company entered into a secured, revolving line of credit (or factoring agreement) with a third party financing company. This line of credit provided for borrowings up to $2,000,000 based on eligible domestic trade receivables at a factoring fee of 2%, plus a financing fee of prime rate plus 3% and was secured by all the assets of the Company. The six-month term of this revolving line of credit expired in July 2002 and was not renewed. As of June 30, 2002, no amounts were outstanding under the accounts receivable financing agreement.

Note 6. Equity-based Line of Credit

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

Note 7. Segments of Business

     The Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-making group, as defined under SFAS 131, is the Executive Staff which is comprised of the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. To date, the Executive Staff has viewed the Company’s operations as principally one market: proprietary robotic and computerized surgical systems for the medical device industry. Sales by product lines within this market are as follows:

Revenue by product line for the three months ended

	For the three months ended
	(Amounts in thousands)

	Jun. 30, 2002	Mar. 31, 2002	Jun. 30, 2001

ZEUS robotic and surgical systems	$983	$2,384	$1,359
AESOP robotic and surgical systems	1,860	932	1,359
SOCRATES telementoring systems	408	320	88
HERMES (systems, development, and supplies)	685	1,111	625
Development revenue	101	88	54
Recurring revenue	1,027	856	518

	$5,064	$5,691	$4,003

Units sold by product line for the three months ended

	Jun. 30, 2002	Mar. 31, 2002	Jun. 30, 2001

ZEUS robotic and surgical systems	1	4	2
ZEUS robotic and surgical systems upgrades	3	3	—
AESOP robotic and surgical systems	26	14	22
SOCRATES telementoring systems	5	4	1

Export sales are made by the United States operations to the following geographic locations:

	For the three months ended
	(Amounts in thousands)

	Jun. 30, 2002	Mar. 31, 2002	Jun. 30, 2001

Canada	$766	$316	$—
Europe and the Middle East	756	630	449
Asia	743	63	24
South America & Mexico	320	10	97

	$2,585	$1,019	$570

Note 8. Concentration of Risk

     For the quarter ended June 30, 2002, the Company had one customer that accounted for approximately 14% of the quarter’s revenues and 17% of the accounts receivable. For the same period in 2001, the Company had one customer that accounted for approximately 26% of revenue and 25% of the accounts receivable. For the six months ended June 30, 2002 and 2001, no single customer accounted for more than 10% of revenue or accounts receivable.

     A sub-assembly of the robotic arms, which are a major component of the Company’s AESOP and ZEUS products is purchased from a single supplier. The Company believes that other suppliers would be available for the sub-assembly if necessary.

Note 9. Litigation

     On May 10, 2000, the Company filed a lawsuit in United States District Court alleging that Intuitive Surgical’s da Vinci surgical robot system infringes onits United States Patent Nos. 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664, 5,855,583 and 6,063,095. Subsequently, Computer Motion’s

complaint was amended to add allegations that Intuitive’s da Vinci surgical robot infringed two additional Computer Motion patents United States Patent Nos. 6,244,809 and 6,102,850. These patents concern methods and devices for conducting various aspects of robotic surgery. Intuitive has served an Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. Discovery is still underway. The parties have filed cross motions for summary judgment on the issue of patent infringement relating to the ’108, ’664,’809, and ’850 patents which have not been ruled upon by the Court at the present time. Trial is set for April 2003.

     On or about December 7 and 8, 2000, the United States Patent and Trademark Office (USPTO) granted three of Intuitive’s petitions for a declaration of an interference relating to the Company’s 5,878,193, 5,907,664, and 5,855,583 patents. On March 30, 2002, the three judge panel of the Board of Patent Interferences issued decision orders on the parties’ preliminary motions. The Board granted the Company’s motion on Interference No. 104,643 and issued an order for Intuitive to show cause why judgment should not be entered against Intuitive on this interference. The Board denied the Company’s motion on the Interference No. 104,644 and entered judgment against the Company. The Board denied the Company’s motions on the Interference No. 104,645, deferred decision on two of Intuitive’s motions, and granted-in-part, denied-in-part and deferred-in-part on one of Intuitive’s motions. The Board’s decision on Interference No. 104,645 invalidated some of the parties’ claims, affirmed some of Intuitive’s claims and provided for further proceedings related to two of our claims and is therefore not final. On July 25, 2002, Computer Motion filed a civil action seeking review of the two adverse decisions in the United States District Court for the District of California. On February 21, 2001, Brookhill-Wilk filed suit against the Company alleging that its ZEUS surgical system infringed upon Brookhill-Wilk’s United States Patent Nos. 5,217,003 and 5,368,015. Brookhill-Wilk’s complaint sought damages, attorneys’ fees and increased damages alleging willful patent infringement. On March 21, 2001, the Company served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On November 8, 2001, the United States District Court for the Southern District of New York in the co-pending Brookhill-Wilk v. Intuitive Surgical, Inc., Civil Action No. 00-CV-6599 (NRB), issued an order interpreting the claims of Brookhill-Wilk’s Patent No. 5,217,003 in a way that the Company believed excluded current applications of its ZEUS surgical system. In light of this decision, on November 13, 2001, the parties to Brookhill Wilk v. Computer Motion, Inc. agreed to dismiss the case without prejudice.

     On March 30, 2001, Intuitive and IBM Corporation filed suit alleging that the Company’s AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984 which was issued on March 13, 2001. The complaint seeks damages, a permanent injunction, and costs and attorneys’ fees. Each of the asserted claims is limited to a surgical system employing voice recognition for control of a surgical instrument and literally read on Computer Motion’s current AESOP product and Computer Motion’s ZEUS and HERMES products to the extent they are used with AESOP. Discovery has been completed and a two-week trial on the issues of the patent invalidity, unenforceability, damages and willfulness began August 12, 2002.

Note 10. Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144). SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,”, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also resolves significant implementation issues related to Statement 121.

     The FASB recently approved two pronouncements: SFAS No 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which provide guidance on the accounting for business combinations to be accounted for using the purchase method. Under the new rules, goodwill will no longer be subject to amortization over its useful life. Rather, goodwill will be subject to at least an annual impairment assessment. This assessment is a fundamentally different two-step approach and is based on a comparison between a reporting unit’s fair value and its carrying value. Intangible assets have newly defined criteria and will be accounted for separately from goodwill and will continue to be amortized over their useful lives.

     The Company adopted these three pronouncements on January 1, 2002. The adoption of these three standards did not have any impact on its results of operations or its financial position.

Note 11. Going Concern

     Management is in the process of pursuing financing arrangements in order to meet the Company’s cash flow needs and fund its operations through June 30, 2003. There are no assurances that Management will be able to successfully complete any such financing arrangement or that the amounts raised will meet the Company’s cash flow needs. The failure of the Company to achieve either of these items may have a material impact on the Company’s financial position and results of operations. In addition, while the Company has eleven years of uninterrupted growth, there is no assurance that the Company will be able to successfully grow its business. The accompanying financial statements do not include any adjustments relating to the recoverability and classifications of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Further, the Company has been advised by its Independent Public Accountants that, if prior to the completion of their audit of the Company’s financial statements for the year ending December 31, 2002, the Company is unable to demonstrate its ability to fund operations and repay debt as it becomes due at anytime in the next 12 months, their auditor’s report on those financial statements will be modified for the contingency related to the Company’s ability to continue as a going concern.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially due to factors that include, but are not limited to, the risks discussed herein under “Risk Factors That May Affect Future Results” as well as those discussed in the “Risk Factors That May Affect Future Results” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

OVERVIEW

     The Company develops and markets proprietary robotic and computerized surgical systems that are intended to enhance a surgeon’s performance and centralize and simplify a surgeon’s control of the operating room (“OR”). The Company believes that its products will provide surgeons with the instrument precision and dexterity necessary to perform complex, minimally invasive surgical procedures, as well as enable surgeons to control critical devices in the OR through simple verbal commands. The Company believes that its products will broaden the scope and increase the effectiveness of minimally invasive surgery, improve patient outcomes, and create a safer, more efficient and cost effective OR.

     The Company’s AESOP Robotic Endoscopic Positioning System has been cleared by the Food and Drug Administration (“FDA”) for a broad set of surgical disciplines and indications for use. AESOP allows direct surgeon control of the endoscope through simple verbal commands, eliminating the need for a member of a surgical staff to manually control the camera. This provides a more stable and sustainable endoscopic image and enables a more simplified and seamless interface between the surgeon and the endoscope under the surgeon’s control. The Company believes that AESOP is the world’s first FDA-cleared robot and first voice controlled interface for a surgical device. The Company has sold 712 AESOP units worldwide, which the Company believes have been used to perform over 174,000 procedures.

     The Company’s HERMES Control Center is designed to enable a surgeon to directly control multiple OR devices, including various laparoscopic, arthroscopic and video devices, as well as the Company’s robotic devices, through simple verbal commands. HERMES also provides standardized visual and digitized voice feedback to a surgical team. The Company believes that the enhanced control and feedback provided by HERMES has the potential to improve safety, increase efficiency, shorten procedure times and reduce costs. The 27 FDA-cleared devices controlled by the HERMES system include endoscopic cameras, overhead cameras, light sources, insufflators, arthroscopic shavers, fluid pumps, VCRs, printers, video frame grabbers, digital image capture devices, OR lights, surgical tables, electrosurgical units, telephones and the Company’s port expander, and the AESOP and ZEUS systems. The HERMES compatible, or HERMES-Ready™ interfaces for these devices were created in collaboration with various HERMES alliance partners, including Stryker Endoscopy, Berchtold, Steris, Skytron, ValleyLab (TYCO) and ConMed. The Company is currently engaged in additional projects with certain of these alliance partners to develop interfaces for six additional FDA-cleared devices. These models are expected to be released for commercial sale during fiscal 2002. The Company has also entered into two additional HERMES alliance agreements with Smith & Nephew Endoscopy and Karl Storz. Both Smith & Nephew and Karl Storz are leading manufacturers of endoscopic medical equipment. Through collaborative efforts with these two manufacturers, the Company expects to create HERMES-Ready interfaces for more than 50 additional medical devices over the next 12 to 18 months. In connection therewith, the Company believes it will make additional 510(k) submissions to the FDA to allow certain of these devices to be released for sale by Smith & Nephew Endoscopy and by Karl Storz during fiscal 2002. Both Smith & Nephew Endoscopy and Karl Storz plan to market integrated OR systems that incorporate the HERMES system technology as an integrated component that can control several of their endoscopic products.

     The Company plans to partner with other leading medical device manufacturers to expand the number and type of devices to be integrated with its HERMES controller, including electrocautery devices, various cutting and coagulation devices, various imaging systems, devices for the cardiac catheter laboratory, and other medical clinical environments. The Company also intends to partner with existing HERMES alliance partners, and other leading medical device manufacturers, to expand the number and type of surgical procedures that can be supported by existing HERMES-Ready devices.

     The Company’s ZEUS Robotic Surgical System is designed to fundamentally improve a surgeon’s ability to perform complex surgical procedures and the Company expects to enable new, minimally invasive surgical procedures involving a range of surgical disciplines, including fully endoscopic coronary artery bypass grafts or E-CABG™ grafts on a beating heart. ZEUS is comprised of three surgeon-controlled robotic arms, one which positions the endoscope and two which manipulate surgical instruments. The Company believes that ZEUS will improve a surgeon’s dexterity and precision and enhance visualization of, and access to confined, operative sites. The Company also believes that new, minimally invasive surgical procedures performed with ZEUS will result in reduced patient pain and trauma, fewer complications, lessened cosmetic concerns and shortened convalescent periods and will increase the number of patients qualified for certain surgical procedures. In addition, the Company believes that an increase in minimally invasive procedures will ultimately result in lower overall healthcare costs to providers, payors and patients. The Company received the first in a series of FDA 510(k) approvals for ZEUS in October 2001. This 510(k) approval allows ZEUS to be used with blunt dissectors, retractors, traumatic graspers and stabilizers during laparoscopic and thoracoscopic surgery. The Company has completed feasibility clinical trials for both ZEUS-based tubal reanastomosis procedures and ZEUS-based cardiac procedures under Investigational Device Exemptions and is currently enrolling patients. The Company has also commenced multi-center randomized control trials for coronary artery bypass, thoracoscopic surgery, and general laparoscopic surgery. In addition, the Company recently completed a randomized prospective laparoscopic clinical study using the ZEUS system to perform laparoscopic cholecystectomy and laparoscopic nissen fundoplication surgery. The results from this study have been submitted to the FDA in a 510(k) application seeking clearance for clinical use of the ZEUS system in a broad set of general surgery procedures using a broad set of instrumentation, and the Company believes it may receive this clearance during 2002. The Company is also conducting a feasibility clinical trial in which ZEUS is being used in mitral valve repair and replacement surgery.

     The Company’s SOCRATES™ Telementoring System received FDA 510(k) clearance in October 2001. SOCRATES enables remote access to HERMES networked devices via proprietary software, enables remote control of certain HERMES-Ready devices in the OR, enables the use of telestration tools, and provides teleconferencing components. SOCRATES allows an operating surgeon to virtually, cost effectively, and on an as-needed basis, communicate with a remote surgeon. SOCRATES also enables the remote surgeon to help direct a surgical procedure thereby augmenting the operating surgeon’s prior training experience.

     SOCRATES enhances the utility of the HERMES Control Center by providing a remote surgeon with an interface to the HERMES-Ready AESOP® system. This allows a remote surgeon to share control of the endoscope with the operating surgeon. AESOP’s precision and stability ensure the remote surgeon’s views are tremor-free and accurately positioned. It is common for surgeons to collaborate remotely. However, without the use of SOCRATES, a remote surgeon is typically only able to view video of a procedure and provide feedback through video overlay and verbal commands. SOCRATES enhances this collaboration by making the process more interactive.

     The Company has sustained significant losses since inception and as of June 30, 2002 has an accumulated deficit of $98,964,000. The Company expects to incur additional losses as it continues to fund research and development efforts, clinical trials, and seeks to expand its manufacturing capacity and sales force. As a result, the Company will need to generate significant revenues in order to achieve and maintain profitability. The Company is not certain that it will ever achieve significant commercial revenues, particularly from sales of its ZEUS product line, which is still under development and awaiting FDA clearance for certain significant applications and procedures, or that the Company will ever become profitable. It is possible that the Company may encounter substantial delays or incur unexpected expenses related to among other things, additional clinical trials, market introduction and acceptance of the ZEUS platform or any future products and litigation required to protect its intellectual property portfolio. If the time required to generate significant revenues and achieve profitability is longer than anticipated, the Company may not be able to continue its operations.

SUBSEQUENT EVENTS — CHANGE IN DIRECTORS AND OFFICERS

     On August 15, 2002, Joseph M. DeVivo joined the Company as President and Chief Operating Officer. He was also appointed as a member of the Company’s Board of Directors to fill the vacancy created by the resignation of Yulun Wang, as describe below.

     Yulun Wang, Chief Technical Officer, and member of the Board of Directors, resigned as an officer and director on August 9, 2002. Yulun Wang will continue as a consultant to the Company. Darrin R. Uecker assumed the role of Chief Technical Officer.

     On July 8, 2002, Eric H. Halvorson was appointed as a member of Company’s Board of Directors to fill the vacancy created by the resignation of M. Jacqueline Eastwood. Mr. Halvorson will serve on both the Audit and Compensation Committees of the Board.

RESULTS OF OPERATIONS

     The Company is penetrating only a small fraction of the total potential market for its products. Although many medical conditions that are treatable using the Company’s products are also treatable using pharmaceuticals and other medical devices, the Company does not believe that it encounters direct competition for its AESOP, HERMES or SOCRATES products. The Company believes that it has only one direct competitor for its ZEUS product. Because its AESOP, HERMES, SOCRATES and ZEUS products are comprised of relatively new technologies, and because the current customer profiles are made of early adopters that share the Company’s pioneering vision for these new technologies, the Company does not believe that there is any statistical significance to its quarterly increase or decrease variations in business levels. The challenges the Company faces in its attempt to increase market share today include market acceptance and adoption of these new technologies. The Company believes that statistical significance in any increases or decreases will not occur until its products receive larger mass-market acceptance and adoption. In addition, the Company believes that the sales cycle for capital medical equipment is approximately three to six months, especially for innovative technologies like the Company’s AESOP, HERMES, SOCRATES and ZEUS products. Thus, sales in the first quarter originate in the fourth quarter of the prior year. The Company also believes that prospecting for new sales tends to fall off in the fourth quarter since its sales focus is on closing sales for the current calendar year and because there are fewer working days available due to the holiday season.

     With the above understanding, the analysis of the Company’s quarterly revenue changes is as follows: (Data is contained in Note 6 to Condensed Consolidated Financial Statements).

Three months ended June 30, 2002 compared to the three months ended June 30, 2001.

     Revenue. Revenue increased $1,061,000, or 27%, to $5,064,000 for the quarter ended June 30, 2002 from $4,003,000 for the quarter ended June 30, 2001. ZEUS revenue of $983,000 for the quarter decreased $376,000 over last year’s second quarter of $1,359,000 due to a decrease in the number of units shipped. AESOP revenue of $1,860,000 for the quarter increased $501,000 over last year’s second quarter of $1,359,000 due to additional systems being shipped. HERMES revenue of $685,000 for the quarter increased $60,000 over last year’s second quarter of $625,000 as revenues increased from Hermes development, supplies, and accessories. SOCRATES revenue of $408,000 for the quarter increased $320,000 over last year’s second quarter of $88,000 due to increased units shipped. Development revenue of $101,000 for the quarter ended June 30, 2002 increased $47,000 over last year’s second quarter of $54,000. Recurring revenues of $1,027,000 for the quarter increased $509,000 over last year’s second quarter of $518,000 as the installed base of robotic systems increased leading to more sales of parts, accessories, supplies and service.

     Gross Profit. Gross profit increased $726,000, or 34%, to $2,847,000 for the quarter ended June 30, 2002 from $2,121,000 for the quarter ended June 30, 2001. Gross margin increased to 56% for the quarter ending June 30, 2002 compared to 53% for the same quarter last year. The increase in gross profit is primarily due to a shift in product mix with higher gross margins.

     Research and Development. Research and development expense increased $353,000 or 14%, to $2,859,000 for the quarter ended June 30, 2002 from $2,506,000 for the quarter ended June 30, 2001. The increase was due primarily to the increased costs associated with the acceleration of clinical trials during the current quarter.

     Selling, General and Administrative. Selling, general and administrative expense decreased $60,000, or 1%, to $4,933,000 for the quarter ended June 30, 2002 from $4,993,000 for the quarter ended June 30, 2001. This decrease was due primarily to the Company’s plan to control selling expenses, while expanding its worldwide sales, service and training capability.

     Other Expense (Income). Other income was $17,000 for the quarter ended June 30, 2002 compared to other income of $84,000 for the quarter ended June 30, 2001. A decrease in interest income as well as a decrease in foreign currency transaction gain accounted for this change.

     Income Taxes. Minimal provisions for state franchise taxes have been recorded on the Company’s pre-tax losses to date. As of December 31, 2001, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately of $64,808,000 and $9,527,000, respectively, that are available to offset future federal and state taxable income. Federal carryforwards expire between fifteen and twenty years after the year of loss and state carryforwards expire between five and seven years after the year of loss. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding its realization.

     Net Loss. The net loss for the quarter ended June 30, 2002 was $4,934,000, or $.29 per share (before dividend to preferred stockholders), compared to $5,300,000 or $.53 per share (before dividend to preferred stockholders), for the quarter ended June 30, 2001 as increased gross profit derived from increased revenue decreased the Company’s net loss. The fully diluted loss per share for the quarter ended June 30, 2002 was $.29, compared to $1.20 for the quarter ended June 30, 2001. Weighted average shares increased from 10,179,000 to 17,260,000 primarily due to the issuance of shares in February 2002, related to the conversion of all outstanding shares of Series B Convertible Preferred Stock and a private placement of the Company’s common stock.

Six months ended June 30, 2002 compared to the six months ended June 30, 2001.

     Revenue. Revenue increased $1,036,000, or 11%, to $10,755,000, for the six months ended June 30, 2002 from $9,719,000 for the same period in 2001. For the six months ended June 30, 2002, ZEUS revenue increased $514,000, or 18%. SOCRATES revenue increased $586,000, or 413%, and recurring revenue increased $680,000, or 49%, over the same period in 2001. AESOP and HERMES revenue decreased $528,000, or 16%, and $216,000, or 11%, respectively, over the same period in 2001.

     Gross Profit. Gross profit increased $496,000, or 9%, to $5,893,000 for the six months ended June 30, 2002 from $5,397,000 for the same period in 2001. Gross profit as a percentage of sales decreased slightly to 55% for the six months ended June 30, 2002 from 56% for the same period in 2001.

     Research and Development. Research and development expense decreased $129,000, or 2%, to $5,511,000 for the six months ended June 30, 2002 from $5,640,000 for the same period in 2001. The decrease was primarily a result of the Company’s plan to decrease overall research and development expenses offset by an increase in costs associated with the acceleration of clinical trials.

     Selling, General and Administrative. Selling, general and administrative expense increased $411,000, or 4%, to $9,749,000 for the six months ended June 30, 2002 from $9,338,000 for the same period in 2001. This increase was due primarily to an increase in marketing expenses resulting from the Company’s participation in additional trade shows.

     Other Expense (Income). Other expense was $13,000 for the six months ended June 30, 2002 compared to other income of $93,000 for the same period in 2001. A decrease in interest income as well as a decrease in foreign currency transaction gain accounted for this change

     Income Taxes. Minimal provisions for state franchise taxes have been recorded on the Company’s pre-tax losses to date. As of December 31, 2001, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately of $64,808,000 and $9,527,000, respectively that are available to offset future federal and state taxable income. Federal carryforwards expire between fifteen and twenty years after the year of loss and state carryforwards expire between five and seven years after the year of loss. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding its realization.

     Net Loss. The net loss for the six months ended June 30, 2002 was $9,392,000, or $.63 per share (before dividend to preferred stockholders), compared to $9,500,000, or $.93 per share (before dividend to preferred stockholders), for the same period in 2001 as increased gross profit derived from increased revenue was only partially offset by the increase in operating expenses. The fully diluted loss per share for the six months ended June 30, 2002 was $.97, compared to $1.20 for the same period in 2001. Weighted average shares increased from 10,177,000 to 14,861,000 primarily due to the issuance of shares in February 2002 in connection with the conversion of all outstanding shares of Series B Convertible Preferred Stock and a private placement of the Company’s common stock

Three months ended June 30, 2002 compared to the three months ended March 31, 2002.

     Revenue. Revenue decreased $627,000, or 11%, to $5,064,000, for the quarter ended June 30, 2002 from $5,691,000 for the quarter ended March 31, 2002. ZEUS revenue of $983,000 for the quarter decreased $1,401,000 over the prior quarter of $2,384,000 due primarily to the shipment of fewer units. AESOP revenue of $1,860,000 for the quarter increased $928,000 over the prior quarter of $932,000 due primarily to an increase in system shipments. HERMES revenue of $685,000 for the quarter decreased $426,000 over the prior quarter of $1,111,000 as the Company’s OEM partners ordered fewer units. SOCRATES revenue of $408,000 for the quarter increased $88,000 over the prior quarter of $320,000 due primarily to increased units shipped. Recurring revenue of $1,027,000 increased $171,000 over the prior quarter of $856,000 due primarily to an increased demand for accessories, supplies, parts and service.

     Gross Profit. Gross profit decreased $199,000, or 7%, to $2,847,000 for the quarter ended June 30, 2002 from $3,046,000 for the quarter ended March 31, 2002. Gross margin increased to 56% for the quarter from 54% for the prior quarter. The increase in gross profit is due primarily to a shift in the sales mix to products with higher gross margins.

     Research and Development. Research and development expense increased $207,000, or 8%, to $2,859,000 for the quarter ended June 30, 2002 from $2,652,000 for the quarter ended March 31, 2002. The increase is primarily due to increased costs associated with the acceleration of clinical trials.

     Selling, General and Administrative. Selling, general and administrative expense increased $117,000, or 2%, to $4,933,000 for the quarter ended June 30, 2002 from $4,816,000 for the quarter ended March 31, 2002. The increase was due primarily to an increase in legal expenses related to the patent infringement lawsuit the Company has filed against a competitor and certain claims filed against the Company also related to patent infringement.

     Other Expense (Income). Other income was $17,000 for the quarter ended June 30, 2002, compared to other expense of $30,000 for the quarter ended March 31, 2002. The increase is due primarily to an increase in interest income as well as decreases in foreign currency transaction loss and interest expense.

     Net Loss. The net loss for the quarter ended June 30, 2002 was $4,934,000, or $.29 per share (before dividend to preferred shareholder), compared to $4,458,000, or $.31 per share (before dividend to preferred shareholder), for the quarter ended March 31, 2002, as decreased revenue combined with increased operating expenses resulted in a greater net loss. The fully diluted loss per share for the quarter ended June 30, 2002 was ($.29), compared to ($.65) for the quarter ended March 31, 2002. Weighted average shares increased from 14,467,000 at March 31, 2002 to 17,260,000 at June 30, 2002, due primarily to the issuance of shares in February 2002 in connection with the conversion of all outstanding shares of Series B Convertible Preferred Stock and a private placement of the Company’s common stock

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company’s expenses have exceeded its revenues, resulting in an accumulated deficit of $98,964,000 as of June 30, 2002. The Company has primarily relied on proceeds from the sale and issuance of preferred and common stock and bridge debt financing to fund its operations.

     At June 30, 2002, the Company’s current ratio (current assets divided by current liabilities) was 1.5 to 1 compared to 1.048 to 1 at December 31, 2001, reflecting a decrease of approximately $836,000 to current assets and a decrease of approximately $5,401,000 to current liabilities as the proceeds from the Company’s February 2002, private placement were used to reduce its current liabilities.

     For the six months ended June 30, 2002, the Company’s use of cash in operating activities was $7,164,000. This was primarily attributable to its net loss, including decreases in accounts payable and accrued expenses of $2,957,000 and $1,017,000, respectively, partially offset by the decrease in accounts receivable of $2,459,000.

     Cash outflow from purchases of plant and equipment was $299,000 for the six months ended June 30, 2002. The Company currently has no material commitments for capital expenditures. For the six months ended June 30, 2002, net cash provided by financing activities of $10,527,000 was primarily the result of the February 2002, private placement of its common stock partially offset by the repayment of the promissory note payable to Mr. Duggan of $900,000.

     The Company’s operations to date have consumed substantial amounts of cash, and the Company expects its capital and operating expenditures will exceed revenues for at least the next twelve months. In February 2002, the Company paid a one time dividend in common stock valued at $1,193,000 to the holders of its Series B Convertible Preferred Stock who converted such shares into common stock on or prior to February 13, 2002. In February 2002, the Company raised net proceeds of approximately $10,527,000 through the sale and issuance of shares of common stock to certain institutional and accredited investors, including Robert W. Duggan, the Company’s Chief Executive Officer and Chairman. An additional $1,395,000 of accounts payable owed to certain vendors was cancelled in exchange for 328,689 shares of the Company common stock. The proceeds from the sale of the Company’s common stock was used to retire approximately $2,360,000 in debt (including the remaining principal and accrued interest of $968,000 under a promissory note payable to Mr. Duggan) and the remainder of the proceeds will be used to fund working capital needs due to investments in clinical trials, research and development, sales and marketing programs and for other general operating requirements.

     The Company’s principal source of liquidity at June 30, 2002 consisted of $4,000,000 in cash and short-term marketable securities. Management is in the process of pursuing financing arrangements in order to meet the Company’s cash flow needs and fund its operations through June 30, 2003. There are no assurances that Management will be able to successfully complete any such financing arrangement or that the amounts raised will meet the Company’s cash flow needs. The failure of the Company to achieve either of these items may have a material impact on the Company’s financial position and results of operations. In addition, while the Company has eleven years of uninterrupted growth, there is no assurance that the Company will be able to successfully grow its business. The accompanying financial statements do not include any adjustments relating to the recoverability and classifications of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Further, the Company may require additional working capital to fund its operations after June 30, 2003 and will need to raise additional capital. It is anticipated that additional funding, as needed, to support operations through and after June 30, 2003 will be obtained from the following sources: current cash balances, the proceeds from the exercise of outstanding warrants (warrants outstanding are as follows: 396,620 shares @ $4.569; 252,836 shares @ $7.712 and 361,533 shares @ $9.17), for the purchase of its common stock, and the issuance of additional debt or equity securities. The Company cannot be certain that additional capital will be available on terms favorable to it, or at all. The various elements of the Company’s business and growth strategies, including its introduction of new products, the expansion of its marketing and distribution activities and its efforts to obtain regulatory approval or market acceptance, will require additional capital. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund those business activities essential to its ability to operate profitably, including further research and development, clinical trials, and sales and marketing activities, would be significantly limited.

     The Company has been advised by its Independent Public Accountants that, if prior to the completion of their audit of the Company’s financial statements for the year ending December 31, 2002, the Company is unable to demonstrate its ability to fund operations and repay debt as it becomes due in the next 12 months, their auditor’s report on those financial statements will be modified for the contingency related to the Company’s ability to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     The preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles requires that management make certain estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves exercise of judgment and use of assumptions as to future uncertainties; as a result, actual results could differ from these estimates.

     In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment have been expanded and are discussed below. Information regarding our other accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     The Company believes the following represent its critical accounting policies:

     Revenue Recognition. In certain cases, revenue from direct system sales is generated from multiple element arrangements, which require judgement in the areas of delivery, customer acceptance, installation and collectibility. Revenue is recognized as specific elements indicated in sales contracts are executed. If an element is essential to the functionality of the system, revenue is deferred until that essential element is delivered. The fair value of each undelivered element that is not essential to the functionality of the system is deferred until performance occurs. The fair value of an undelivered element is based upon an estimate made by management. Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet.

     Warranties. We provide for the estimated costs of product warranties at the time revenue is recognized. The Company’s estimate of costs to service its warranty obligations is based upon historical experience and expectation of future conditions. Should warranty claim activity and the costs associated with servicing those claims differ from the Company’s estimates, revisions to the estimated warranty liability may be required.

     Allowance for Doubtful Accounts. The allowance for doubtful accounts is based upon management estimates. Factors underlying these estimates include analysis of day’s outstanding, customer payment history and management judgement. The allowance is adjusted regularly to reflect current data and activity.

     Inventory Reserves. We reduce the carrying value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Contingencies. We are subject to proceedings, lawsuits and other claims related to our products, patents and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

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

     The Company has incurred significant losses since its formation. For the three years ended December 31, 2001, 2000, and 1999, the Company has incurred net losses of $16,413,000, $16,349,000 and $13,375,000, respectively. In addition, the Company has incurred net losses from operations since inception and as of June 30, 2002 has an accumulated deficit of $98,964,000. The Company expects to incur additional losses as it continues to spend for research and development efforts, clinical trials, manufacturing capacity and sales force expansion. As a result, the Company will need to generate significant revenues to achieve and maintain profitability. The Company cannot assure its stockholders that it will ever achieve significant commercial revenues, particularly from sales of its ZEUS product line, which is still under development and awaiting FDA clearance for certain significant applications and procedures, or that the Company will become profitable. It is possible that the Company may encounter substantial delays or incur unexpected expenses related to the clinical trials, market introduction and acceptance of the ZEUS platform, or any future products. If the time required to generate significant revenues and achieve profitability is longer than anticipated, the Company may not be able to continue its operations.

Since the Company’s operating expenditures currently exceed its revenues, any failure to raise additional capital or generate required working capital could affect the Company’s ability to continue as a going concern.

     Management is in the process of pursuing financing arrangements in order to meet the Company’s cash flow needs and to fund its operations through June 30, 2003. There are no assurances that Management will be able to successfully complete any such financing arrangement or that the amounts raised will meet the Company’s cash flow needs. The failure of the Company to achieve either of these items could affect the Company’s ability to continue as a going concern and may have a material impact on the Company’s financial position and results of operations. Further, while the Company has eleven years of uninterrupted growth there is no assurance that the Company will be able to successfully grow its business.

Since the Company’s operating expenditures currently exceed its revenues, any failure to raise additional capital or generate required working capital could reduce the Company’s ability to compete and prevent it from taking advantage of market opportunities.

     The Company’s operations to date have consumed substantial amounts of cash, and it expects its capital and operating expenditures should exceed cash receipts from revenues for at least the next 6 months. Management is in the process of pursuing financing arrangements in order to meet the Company’s cash flow needs and fund its operations through June 30, 2003. There are no assurances that Management will be able to successfully complete any such financing arrangements or that the amounts raised will meet the Company’s cash flow needs. In addition, the Company may require substantial working capital to fund its operations after June 30, 2003 and will need to raise additional capital. It is anticipated that additional funding, as needed, to support operations through and after June 30, 2003 will be obtained from the following sources: current cash balances, the proceeds from the exercise of warrants (warrants outstanding are as follows: 396,620 shares @ $4.569; 252,836 shares @ $7.712 and 361,533 shares @ $9.17), and the issuance of additional debt or equity securities. The Company cannot assure its stockholders that additional capital will be available on terms favorable to it, or at all. The various elements of the Company’s business and growth strategies, including its introduction of new products, the expansion of its marketing and distribution activities and obtaining regulatory approval or market acceptance will require additional capital. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund those business activities essential to its ability to operate profitably, including further research and development, clinical trials, and sales and marketing activities, would be significantly limited.

If the Company’s products do not achieve market acceptance, the Company will not be able to generate the revenue necessary to support its business.

     The Company anticipates that ZEUS will comprise a substantial majority of its sales in the future and, therefore, its future success depends on the successful development, commercialization and market acceptance of this product. Even if the Company is successful in obtaining the necessary regulatory clearances or approvals for ZEUS, its successful commercialization will depend upon the Company’s ability to demonstrate the clinical safety and effectiveness, ease-of-use, reliability and cost-effectiveness of this product in a clinical setting. The Company cannot assure its investors that the FDA will allow it to conduct further clinical trials or that ZEUS will prove to be safe and effective in clinical trials under United States or international regulatory requirements. It is also possible that the Company may encounter problems in clinical testing that cause a delay in or prohibit commercialization of ZEUS. Moreover, the clinical trials may identify significant technical or other obstacles to overcome prior to the commercial deployment of ZEUS, resulting in significant additional product development expense and delays. Even if the safety and effectiveness of procedures using ZEUS are established, surgeons may elect not to recommend the use of these products for any number of reasons. Broad use of the Company’s products will require significant surgeon training and practice, and the time and expense required to complete such training and practice could adversely affect market acceptance. Successful commercialization of the Company’s products will also require that the Company satisfactorily address the needs of various decision makers in the hospitals that constitute the target market for its products and to address potential resistance to change in existing surgical methods. If the Company is unable to gain market acceptance of its products, the Company will not be able to sell enough of its products to be profitable, and the Company may be required to obtain additional funding to develop and bring to market alternative products.

If the Company does not obtain and maintain necessary domestic regulatory approvals and comply with ongoing regulations the Company will not be able to market and sell its products in the United States.

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

     The Company’s operations are subject to the FDA’s Quality System Regulation (a federal regulation governing medical devices) and ISO-9001 (a global standard for quality systems) and similar regulations in other countries, including EN-46001 Standards (the European standard for quality systems), regarding the design, manufacture, testing, labeling, record keeping and storage of devices. Ongoing compliance with FDA’s Quality System Regulation requirements and other applicable regulatory requirements will be monitored through periodic inspection by federal and state agencies, including the FDA, and comparable agencies in other countries. The Company’s manufacturing processes are subject to stringent federal, state and local regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes. Failure to comply with applicable regulatory requirements can result in, among other things, suspensions or withdrawals of approvals, product seizures, injunctions, recalls of products, operating restrictions, and civil fines and criminal prosecution. Delays or failure to receive approvals or clearances for the Company’s current submissions, or loss of previously received approvals or clearances, would have a material adverse effect on the marketing and sales of its products and impair its ability to operate profitably in the future.

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

     If the Company modifies existing products or develops new products in the future, including new instruments, the Company will need to apply for permission to affix the CE mark to such products. In addition, the Company will be subject to annual regulatory audits in order to maintain the CE mark permissions it has already obtained. If the Company is unable to maintain permission to affix the CE mark to its products it will no longer be able to sell its products in member countries of the European Union.

International sales of the Company’s products account for a significant portion of its revenues and the Company’s growth may be limited if it is unable to successfully manage these international activities.

     The Company’s business currently depends in large part on its activities in Europe and Asia, and the Company intends to expand its presence into additional foreign markets. Sales to markets outside of the United States accounted for approximately 51% of the Company’s sales for the three months ended June 30, 2002. The Company is subject to a number of challenges that relate to its international business activities. These challenges include:

•	the risks associated with foreign currency exchange rate fluctuations;

•	failure of local laws to provide the same degree of protection against infringement of the Company’s intellectual property;

•	certain laws and business practices that could favor local competitors, which could slow the Company’s growth in international markets;

•	building an organization capable of supporting geographically dispersed operations; and

•	the expense of establishing facilities and operations in new foreign markets.

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

The Company may never sell enough products to be profitable because the Company’s customers may choose to purchase its competitors’ products or may not accept the Company’s products.

     The Minimally Invasive Surgery (“MIS”) market has been, and will likely continue to be, highly competitive. Many competitors in this market, including our primary competitor, Intuitive Surgical, Inc., have significantly greater financial resources and experience than the Company. In addition, some of our competitors, including Intuitive Surgical, have been, and may continue to be able to market their products sooner than the Company if they are able to achieve regulatory approval before the Company. Many medical conditions that can be treated using the Company’s products can also be treated by pharmaceuticals or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other procedures could make such therapies more effective or less expensive than using the Company’s products and could render the Company’s products obsolete or unmarketable. As a result, the Company cannot be certain that physicians will use the Company’s products to replace or supplement established treatments or that its products will be competitive with current or future technologies.

If surgeons or institutions are unable to obtain reimbursement from third-party payors for procedures using the Company’s products, or if reimbursement is insufficient to cover the costs of purchasing the Company’s products, the Company may be unable to generate sufficient sales to support its business.

     In the United States, the Company’s products are primarily acquired by medical institutions that bill various third-party payors, such as Medicare, Medicaid and other government programs, and private insurance plans for the healthcare services they provide their patients. Third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement. There can be no assurance that third-party reimbursement and coverage for the Company’s products will be available or adequate, that current reimbursement amounts will not be decreased in the future, or that future legislation, regulation or reimbursement policies of third-party payors will not otherwise affect the demand for the Company’s products or the Company’s ability to sell its products on a profitable basis, particularly if the Company’s products are more expensive than competing surgical or other procedures. If third-party payor coverage or reimbursement is unavailable or inadequate, those who purchase the Company’s products would lose their ability to pay for the Company’s products, and the Company’s ability to make future sales and collect on outstanding accounts would be significantly impaired, which would limit the Company’s ability to operate profitably.

If the Company is unable to protect the intellectual property contained in its products from use by third parties, the Company’s ability to compete in the market will be harmed.

     The Company’s success depends, in part, on its ability to obtain and maintain patent protection for its products by filing United States and foreign patent applications related to its technology, inventions and improvements. However, there can be no assurance that third parties will not seek to assert that the Company’s devices and systems infringe their patents or seek to expand their patent claims to cover aspects of the Company’s technology. As a result, there can be no assurance that the Company will not become subject to future patent infringement claims or litigation in a court of law, interference proceedings, or opposition to a patent granted in a foreign jurisdiction. The defense and prosecution of such intellectual property claims are costly, time-consuming, divert the attention of management and technical personnel and could result in substantial cost and uncertainty regarding the Company’s future viability. Future litigation or regulatory proceedings, which could result in substantial cost and uncertainty, may also be necessary to enforce the Company’s patent or other intellectual property rights or to determine the scope and validity of other parties’ proprietary rights. Any public announcements related to such litigation or regulatory proceedings initiated by the Company, or initiated or threatened against the Company by its competitors, could adversely affect the price of the Company’s stock.

     The Company also relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position, and the Company typically requires its employees, consultants and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationships. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any breach. Failure to protect the Company’s intellectual property would limit its ability to produce and/or market its products in the future that would adversely affect the Company’s revenues generated by the sale of such products.

The Company is involved in intellectual property litigation with Intuitive Surgical, Inc. and Brookhill-Wilk which may hurt the Company’s competitive position, may be costly to the Company and may prevent the Company from selling its products.

     On May 10, 2000, the Company filed a lawsuit in United States District Court alleging that Intuitive Surgical’s da Vinci surgical robot system infringes on the Company’s United States Patent Nos. 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664, 5,855,583 and 6,063,095. The Company’s patents at issue in the matter before the United States District Court concern methods and devices for conducting various aspects of robotic surgery. On June 30, 2000, Intuitive served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On November 1, 2000, the Company filed an amended complaint adding allegations that Intuitive’s da Vinci surgical robot system infringes the Company’s United States Patent No. 6,102,850. On February 13, 2001, the United States District Court issued an order staying the infringement action for up to one year pending decision on preliminary motions the parties have filed in certain interference proceedings (discussed in the paragraph below). On April 30, 2002 this stay was lifted. On May 6, 2002, the United States District Court conducted a Status Conference where it set a fact discovery cut-off date of November 30, 2002 and a trial date of April 29, 2003. [At that Status Conference,] the Company advised the Court of its intention to file another amended complaint adding allegations that Intuitive’s da Vinci surgical robot system infringes on the Company’s United States Patent No. 6,244,809.

     On or about December 7 and 8, 2000, the United States Patent and Trademark Office (USPTO) granted three of Intuitive’s petitions for a declaration of an interference: (i) Interference No. 104,643 involving the

Company’s 5,907,664 patent, (ii) Interference No. 104,644 involving the Company’s 5,878,193 patent, and (iii) Interference No. 104,645 involving the Company’s 5,855,583 patent. An interference is a proceeding within the USPTO to resolve questions regarding who was the first to invent the subject matter of a patent and/or a patent application. On March 30, 2002, the three judge panel of the Board of Patent Interferences issued decision orders on the parties’ preliminary motions. The Board granted the Company’s motion on Interference No. 104,643 and issued an order for Intuitive to show cause why judgement should not be entered against Intuitive on this interference. The Board denied the Company’s motion on the Interference No. 104,644 and entered judgement against the Company. The Board denied the Company’s motions on the Interference No. 104,645, deferred decision on two of Intuitive’s motions, and granted-in-part, denied-in-part and deferred-in-part on one of Intuitive’s motions. The Board’s decision on Interference No. 104,645 invalidated some of the parties’ claims, affirmed some of Intuitive’s claims and provided for further proceedings related to two of the Company’s claims and is therefore not final. The parties have the right to request reconsideration of any of the decision orders on their preliminary motions. Further, the parties have a right to seek review of the decisions upon entry of a final judgment in either the United States Court of Appeal for the Federal Circuit or in a United States District Court.

     On February 21, 2001, Brookhill-Wilk filed suit against the Company alleging that its ZEUS surgical system infringed upon Brookhill-Wilk’s United States Patent Nos. 5,217,003 and 5,368,015. Brookhill-Wilk’s complaint seeks damages, attorneys’ fees and increased damages alleging willful patent infringement. On March 21, 2001, the Company served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On November 8, 2001, the United States District Court for the Southern District of New York in the co-pending Brookhill-Wilk v. Intuitive Surgical, Inc., Civil Action No. 00-CV-6599 (NRB), issued an order interpreting the claims of Brookhill-Wilk’s Patent No. 5,217,003 in a way that the Company believes excludes current applications of the Company’s ZEUS surgical system. In light of this decision, on November 13, 2001, the parties to Brookhill Wilk v. Computer Motion, Inc. agreed to dismiss the case without prejudice. On March 25, 2002, Judge Alvin K. Hellerstein dismissed the case without prejudice.

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

     The Company believes that all of its major product lines could be affected by this litigation. The patents subject to this litigation are an integral part of the technology incorporated in the Company’s AESOP, ZEUS and HERMES product lines which together accounted for approximately 70% of its revenues for the quarter ended June 30, 2002. If the Company loses the counterclaim on the patent suit brought by Intuitive or the patent infringement claims by Intuitive or IBM or if the decision in Brookhill-Wilk v. Intuitive Surgical, Inc. is reversed, the Company may be prevented from selling its products as currently configured without first obtaining a license to the disputed technology from the successful party or modifying the product. Obtaining a license could be expensive, or could require that the Company license to the successful party some of its own proprietary technology, either of which result could seriously harm the Company’s business. In the event that a successful party is unwilling to grant the Company a license, the Company will be required to stop selling its products that are found to infringe the successful party’s patents unless the Company can redesign them so they do not infringe these patents, which the Company may be unable to do. Whether or not the Company is successful in these lawsuits, the litigation could consume substantial amounts of the Company’s financial and managerial resources. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of the Company’s confidential information could be compromised by disclosure during the discovery process.

Because the Company’s industry is subject to rapid technological change and new product development, the Company’s future success will depend upon its ability to expand the applications of the Company’s products.

     The Company’s success will depend to a significant extent upon its ability to enhance and expand the utility of its products so that they gain market acceptance. Failure to develop or introduce new products or product enhancements on a timely basis that achieve market acceptance could have a material adverse effect on the Company’s business, financial condition and results of operations. In the past, some of the Company’s competitors have been able to develop desirable product features (such as articulation of certain instruments and three dimensional visualization of their products) earlier than the Company. The Company’s inability to rapidly develop these features may have led to lower sales of some of the Company’s products. In addition, technological advances with other therapies could make such therapies less expensive or more effective than using the Company’s products and could render its technology obsolete or unmarketable. There can be no assurance that physicians will use the Company’s products to replace or supplement established treatments or that the Company’s products will be competitive with current or future technologies

The Company may not be able to expand its marketing distribution activities in order to market its products competitively.

     The Company anticipates significantly increasing the number of sales personnel to more fully cover its target markets, particularly as the Company expands its product offerings. It is possible the Company will be unable to compete effectively in attracting, motivating and retaining qualified sales personnel. Additionally, the Company currently intends to market and sell its products outside the United States and Europe, principally through distributors. In order to accomplish this, the Company will be required to expand its distributor network. The Company may not be able to identify suitable distributors or negotiate acceptable distribution agreements and any such distribution agreements may not result in significant sales. If the Company is unable to identify, attract, motivate and retain qualified sales personnel, suitable distributors or negotiate acceptable distribution agreements, the Company may not be successful in expanding the market for its products outside of the United States and Europe.

Concentration of ownership among the Company’s existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

     The Company’s current directors and executive officers beneficially own approximately 24.9% of its outstanding common stock. These stockholders, acting together, have the ability to significantly influence the election of the Company’s directors and the outcomes of other stockholder actions and, as a result, direct the operation of its business, including delaying or preventing a proposed acquisition of the Company.

If the Company loses its key personnel or is unable to attract and retain additional personnel, the Company’s ability to compete will be harmed.

     The Company’s future business and operating results depend in significant part on its key management, scientific, technical and sales personnel, many of whom would be difficult to replace, and future success will depend partially upon the Company’s ability to retain these persons and recruit additional qualified management, technical, marketing, sales, regulatory, clinical and manufacturing personnel. Competition for such personnel is intense and the Company may have difficulty attracting or retaining such personnel. In addition, the Company does not have employment agreements with most of the Company’s key personnel and also does not maintain life insurance on any of its employees which may make it more difficult to retain its key personnel in the future.

The Company’s future operating results may fall below securities analysts’ or investors’ expectations, which could cause the Company’s stock price to decline and diminish the value of its investors’ holdings.

     The Company’s results of operations may vary significantly from quarter to quarter depending upon numerous factors, including but not limited to, the following:

•	delays associated with the FDA and other regulatory clearance and approval processes;

•	healthcare reimbursement policies;

•	timing and results of clinical trials;

•	demand for its products;

•	changes in pricing policies by the Company or its competitors;

•	the number, timing and significance of its competitors’ product enhancements and new products;

•	product quality issues; and

•	component availability and supplier delivery performance.

     In addition, the Company’s operating results in any particular period may not be a reliable indication of its future performance. It is likely that in some future quarters, the Company’s operating results will be below the expectations of securities analysts or investors. If this occurs, the price of the Company’s common stock, and the value of its investors’ holdings, will likely decline.

The Company may incur substantial costs defending securities class action litigation due to its stock price volatility.

     The market price of the Company’s common stock is likely to be volatile and may be affected by a number factors, including but not limited to, the following:

•	actual or anticipated decisions by the FDA with respect to approvals or clearances of its competitors’ products;

•	actual or anticipated fluctuations in its operating results;

•	announcements of technological innovations;

•	new commercial products announced or introduced by the Company or its competitors;

•	changes in third party reimbursement policies;

•	developments concerning the Company’s or its competitors’ proprietary rights;

•	conditions and trends in the medical device industry;

•	governmental regulation;

•	changes in financial estimates by securities analysts; and

•	general stock market conditions.

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

     The Company’s manufacturing experience to date has been focused primarily on assembling components produced by third-party manufacturers. In scaling up manufacturing of new products, the Company may encounter difficulties involving quality control and assurance, component availability, adequacy of control policies and procedures, lack of qualified personnel and compliance with the FDA’s Quality System Regulations requirements. The Company may elect to internally manufacture components currently provided by third parties or to implement new production processes. The Company cannot assure its stockholders that manufacturing yields or costs will not be adversely affected by a transition to in-house production or to new production processes if such efforts are undertaken. If necessary, this expansion will require the commitment of capital resources for facilities, tooling and equipment and for leasehold improvements. Further, the Company’s delay or inability to expand its manufacturing capacity or to obtain the commitment of such resources could result in its inability to meet demand for its products, which could harm the Company’s ability to generate revenues, lead to customer dissatisfaction and damage its reputation.

The use of the Company’s products could result in product liability claims that could be expensive and harm its business.

     As a medical device manufacturer, the Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury or death. The Company also faces the possibility that defects in the design or manufacture of its products might necessitate a product recall. It is possible that the Company will experience losses due to product liability claims or recalls in the future. The Company currently maintains product liability insurance with coverage limits of $5,000,000, but future claims may exceed these coverage limits. The Company may also require increased product liability coverage as additional potential products are successfully commercialized. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. While the Company has not had any material product liability claims to date, its defense of any future product liability claim, regardless of its merit or eventual outcome, would divert management’s attention and result in significant legal costs. In addition, a product liability claim or any product recalls could also harm its reputation or result in a decline in revenues.

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

Future Sales of the Company’s Stock Could Depress the Market Price of its Common Stock.

     Future sales of the Company’s common stock could depress the market price of its common stock. On February 28, 2002 the Company filed a Registration Statement on Form S-3 (File No. 333-83552) covering the resale of 5,075,771 shares of its common stock by certain selling stockholders. In addition, on or prior to February 13, 2002, the Company issued 2,911,039 shares of common stock upon conversion of all the shares of its Series B Convertible Preferred Stock. The Company filed a registration statement on Form S-3 (File No. 333-58962) covering the shares of common stock issued to holders upon the conversion of the Series B Convertible Preferred Stock and issuable upon exercise of certain warrants issued to the former holder of its

Series B Convertible Preferred Stock. This registration statement was declared effective by the Securities Exchange Commission on September 24, 2001. In the future, the Company may issue additional options, warrants or other derivative securities convertible into its common stock. The public sale of the Company’s common stock by the selling stockholders who control large blocks of its common stock could depress the market price of its common stock.

Failure to Satisfy NASDAQ National Market listing requirements may result in the Company’s stock being delisted from the NASDAQ National Market and being subject to restrictions on “Penny Stock”

     The Company’s common stock is currently listed on the Nasdaq National Market under the symbol “RBOT.” For continued inclusion on the Nasdaq National Market, the Company must maintain, among other requirements, $10.0 million in stockholders’ equity, a minimum bid price of $1.00 per share, and a market value of its public float of at least $5.0 million. The Company is currently not in compliance with the requirement of $10.0 million in stockholders’ equity. However, according to a recent Nasdaq bulletin, the Company has until November 2, 2002 to achieve compliance with the new minimum stockholders’ equity standard. In the event that the Company fails to satisfy the minimum stockholders’ equity standard or other listing standards on a continuous basis, the Company’s common stock may be removed from listing on the Nasdaq National Market. If the Company’s common stock is delisted from the Nasdaq National Market, and the Company is not able to list the shares on the Nasdaq Small Cap Market or another exchange, trading of its common stock, if any, would be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the NASD’s “Electronic Bulletin Board.” As a result, stockholders could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company’s common stock, and the trading price per share could decline.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s financial instruments include cash and short-term investment grade debt securities. At June 30, 2002 the carrying values of the Company’s financial instruments approximated their fair values based on current market prices and rates.

     It is the Company’s policy not to enter into derivative financial instruments. The Company does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, the Company does not believe that it has a significant currency exposure at June 30, 2002.

PART II. OTHER INFORMATION

ITEM 1. LITIGATION

     On May 10, 2000, the Company filed a lawsuit in United States District Court alleging that Intuitive Surgical’s da Vinci surgical robot system infringes onits United States Patent Nos. 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664, 5,855,583 and 6,063,095. Subsequently, Computer Motion’s complaint was amended to add allegations that Intuitive’s da Vinci surgical robot infringed two additional Computer Motion patents United States Patent Nos. 6,244,809 and 6,102,850. These patents concern methods and devices for conducting various aspects of robotic surgery. Intuitive has served an Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. Discovery is still underway. The parties have filed cross motions for summary judgment on the issue of patent infringement relating to the ’108, ’664,’809, and ’850 patents which have not been ruled upon by the Court at the present time. Trial is set for April 2003.

     On or about December 7 and 8, 2000, the United States Patent and Trademark Office (USPTO) granted three of Intuitive’s petitions for a declaration of an interference relating to the Company’s 5,878,193, 5,907,664, and 5,855,583 patents. On March 30, 2002, the three judge panel of the Board of Patent Interferences issued decision orders on the parties’ preliminary motions. The Board granted the Company’s motion on Interference No. 104,643 and issued an order for Intuitive to show cause why judgment should not be entered against Intuitive on this interference. The Board denied the Company’s motion on the Interference No. 104,644 and entered judgment against the Company. The Board denied the Company’s motions on the Interference No. 104,645, deferred decision on two of Intuitive’s motions, and granted-in-part, denied-in-part and deferred-in-part on one of Intuitive’s motions. The Board’s decision on Interference No. 104,645 invalidated some of the parties’ claims, affirmed some of Intuitive’s claims and provided for further proceedings related to two of our claims and is therefore not final. On July 25, 2002, Computer Motion filed a civil action seeking review of the two adverse decisions in the United States District Court for the District of California. On February 21, 2001, Brookhill-Wilk filed suit against the Company alleging that its ZEUS surgical system infringed upon Brookhill-Wilk’s United States Patent Nos. 5,217,003 and 5,368,015. Brookhill-Wilk’s complaint sought damages, attorneys’ fees and increased damages alleging willful patent infringement. On March 21, 2001, the Company served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On November 8, 2001, the United States District Court for the Southern District of New York in the co-pending Brookhill-Wilk v. Intuitive Surgical, Inc., Civil Action No. 00-CV-6599 (NRB), issued an order interpreting the claims of Brookhill-Wilk’s Patent No. 5,217,003 in a way that the Company believed excluded current applications of its ZEUS surgical system. In light of this decision, on November 13, 2001, the parties to Brookhill Wilk v. Computer Motion, Inc. agreed to dismiss the case without prejudice.

     On March 30, 2001, Intuitive and IBM Corporation filed suit alleging that the Company’s AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984 which was issued on March 13, 2001. The complaint seeks damages, a permanent injunction, and costs and attorneys fees. Each of the asserted claims is limited to a surgical system employing voice recognition for control of a surgical instrument and literally read on Computer Motion’s current AESOP product and Computer Motion’s ZEUS and HERMES products to the extent they are used with AESOP. Discovery has been completed and the case is set for a two week trial on the issues of the patent invalidity, unenforceability, damages and willfulness beginning August 12, 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Accounts Receivable Financing

     In January 2002, the Company entered into a secured, revolving line of credit (or factoring agreement) with a third party financing company. This line of credit provides for borrowings up to $2,000,000 based on eligible domestic trade receivables at a factoring fee of 2%, plus a financing fee of prime rate plus 3%, and is secured by all of the assets of the Company. The six-month term of this revolving line of credit expired in July 2002 and was not renewed. As of June 30, 2002 no amounts were outstanding under the accounts receivable financing agreement.

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

Mandatorily Redeemable Series B Convertible Preferred Stock

     On February 13, 2002, the holders of the Company’s Series B Convertible Preferred Stock entered into agreements with the Company whereby they agreed to convert all of their remaining shares of Mandatorily Redeemable Series B Convertible Preferred Stock into shares of common stock. The Company issued 2,196,341 shares of common stock upon conversion of the Series B Convertible Preferred Stock. In connection with this conversion, the Company agreed to pay to the holders the present value of the future dividends payable on their shares of Series B Convertible Preferred Stock. This dividend payment was made by the issuance of 312,869 shares of the Company’s common stock. The Company also agreed to lower the exercise price of certain warrants issued to the holders of its Series B Convertible Preferred Stock from $8.12 to $5.00 per share.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.)	Exhibits

99.1	Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

b)	Reports on Form 8-K. Report on Form 8-K, dated April 3, 2002, filed by the Company to report on the status of its intellectual property litigation proceedings with Intuitive Surgical, Inc.

Report on Form 8-K, dated June 7, 2002, filed by the Company to report the appointment of Ernst & Young LLP as its new independent accountants.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2002	COMPUTER MOTION, INC

	By:	/s/ Robert W. Duggan

Robert W. Duggan Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Eugene W. Teal

Eugene W. Teal Executive Vice President Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.