Form 10-Q/A
period 2002-06-30
COMPUTER MOTION INC
filed 2002-08-20
CIK 906829

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

Note 11. Going Concern

     Management is in the process of pursuing financing arrangements in order to meet the Company’s cash flow needs and fund its operations through June 30, 2003. There are no assurances that Management will be able to successfully complete any such financing arrangement or that the amounts raised will meet the Company’s cash flow needs. The failure of the Company to achieve either of these items may have a material impact on the Company’s financial position and results of operations. In addition, while the Company has eleven years of uninterrupted growth, there is no assurance that the Company will be able to successfully grow its business. The accompanying financial statements do not include any adjustments relating to the recoverability and classifications of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Further, the Company has been advised by its Independent Public Accountants that, if prior to the completion of their audit of the Company’s financial statements for the year ending December 31, 2002, the Company is unable to demonstrate its ability to fund operations and repay debt (of which there is none currently outstanding) as it may become due at anytime in the next 12 months, their auditor’s report on those financial statements will be modified for the contingency related to the Company’s ability to continue as a going concern.

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

     Yulun Wang, Chief Technical Officer, and member of the Board of Directors, resigned as a director on August 9, 2002, but will continue as Chief Technical Officer through August, 2002 when Darrin R. Uecker assumes the role of Chief Technical Officer. Yulun Wang will continue as a part time consultant to the Company through December 2002 and will remain available for a minimum of 6 hours per week on an as needed basis through August 2003.

     On July 8, 2002, Eric H. Halvorson was appointed as a member of Company’s Board of Directors to fill the vacancy created by the resignation of M. Jacqueline Eastwood. Mr. Halvorson will serve on both the Audit and Compensation Committees of the Board.

RESULTS OF OPERATIONS

     The Company is penetrating only a small fraction of the total potential market for its products. Although many medical conditions that are treatable using the Company’s products are also treatable using pharmaceuticals and other medical devices, the Company does not believe that it encounters direct competition for its AESOP, HERMES or SOCRATES products. The Company believes that it has only one direct competitor for its ZEUS product. Because its AESOP, HERMES, SOCRATES and ZEUS products are comprised of relatively new technologies, and because the current customer profiles are made of early adopters that share the Company’s pioneering vision for these new technologies, the Company does not believe that there is any statistical significance to its quarterly increase or decrease variations in business levels. The challenges the Company faces in its attempt to increase market share today include market acceptance, regulatory clearance, surgical procedure adoption (such as Endoscopic Atraumatic Coronary Artery Bypass or Endo-ACAB surgery) and adoption of robotic technologies. The Company believes that statistical significance in any increases or decreases will not occur until its products receive larger mass-market acceptance and adoption, which in turn is influenced by the pending FDA clearance for the company’s ZEUS product. In addition, the Company believes that the sales cycle for capital medical equipment is approximately three to six months, especially for innovative technologies like the Company’s AESOP, HERMES, SOCRATES and ZEUS products. Thus, sales in the first quarter originate in the fourth quarter of the prior year. The Company also believes that prospecting for new sales tends to fall off in the fourth quarter since its sales focus is on closing sales for the current calendar year and because there are fewer working days available due to the holiday season.

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

     The Company’s operations to date have consumed substantial amounts of cash, and the Company expects its capital and total costs and expenditures (including cost of revenue) to exceed cash receipts from revenue for at least the next 6 months. In February 2002, the Company paid a one time dividend in common stock valued at $1,193,000 to the holders of its Series B Convertible Preferred Stock who converted such shares into common stock on or prior to February 13, 2002. In February 2002, the Company raised net proceeds of approximately $10,527,000 through the sale and issuance of shares of common stock to certain institutional and accredited investors, including Robert W. Duggan, the Company’s Chief Executive Officer and Chairman. An additional $1,395,000 of accounts payable owed to certain vendors was cancelled in exchange for 328,689 shares of the Company common stock. The proceeds from the sale of the Company’s common stock was used to retire approximately $2,360,000 in debt (including the remaining principal and accrued interest of $968,000 under a promissory note payable to Mr. Duggan) and the remainder of the proceeds will be used to fund working capital needs due to investments in clinical trials, research and development, sales and marketing programs and for other general operating requirements.

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

     The Company has been advised by its Independent Public Accountants that, if prior to the completion of their audit of the Company’s financial statements for the year ending December 31, 2002, the Company is unable to demonstrate its ability to fund operations and repay debt (of which there is none currently outstanding) as it may become due at any time in the next 12 months, their auditor’s report on those financial statements will be modified for the contingency related to the Company’s ability to continue as a going concern.

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

     The Company’s operations to date have consumed substantial amounts of cash, and it expects its capital and total costs and expenditures (including cost of revenue) to exceed cash receipts from revenue for at least the next 6 months. Management is in the process of pursuing financing arrangements in order to meet the Company’s cash flow needs and fund its operations through June 30, 2003. There are no assurances that Management will be able to successfully complete any such financing arrangements or that the amounts raised will meet the Company’s cash flow needs. In addition, the Company may require substantial working capital to fund its operations after June 30, 2003 and will need to raise additional capital. It is anticipated that additional funding, as needed, to support operations through and after June 30, 2003 will be obtained from the following sources: current cash balances, the proceeds from the exercise of warrants (warrants outstanding are as follows: 396,620 shares @ $4.569; 252,836 shares @ $7.712 and 361,533 shares @ $9.17), and the issuance of additional debt or equity securities. The Company cannot assure its stockholders that additional capital will be available on terms favorable to it, or at all. The various elements of the Company’s business and growth strategies, including its introduction of new products, the expansion of its marketing and distribution activities and obtaining regulatory approval or market acceptance will require additional capital. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund those business activities essential to its ability to operate profitably, including further research and development, clinical trials, and sales and marketing activities, would be significantly limited.

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