Form 10-Q
period 2002-09-30
COMPUTER MOTION INC
filed 2002-11-14
CIK 906829

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Yes        /X/             No        /  /

As of November 7, 2002 there were 17,456,405 shares of the Registrant’s Common Stock outstanding.

COMPUTER MOTION, INC.
INDEX TO FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002

COMPUTER MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenue	$4,534	$7,158	$15,289	$16,877
Cost of revenue	1,997	2,939	6,859	7,261

Gross profit	2,537	4,219	8,430	9,616

Gross profit %	56%	59%	55%	57%
Research & development expense	2,943	2,744	8,454	8,384
Selling, general & administrative expense	5,138	4,390	14,887	13,728

Total operating expense	8,081	7,134	23,341	22,112

Loss from operations	(5,544)	(2,915)	(14,911)	(12,496)
Interest income	8	11	51	87
Interest expense	(12)	(28)	(31)	(78)
Foreign currency translation gain/(loss)	32	1	3	87
Other expense	—	—	(8)	(19)

Total other income/(expense)	28	(16)	15	77

Loss before income tax provision	(5,516)	(2,931)	(14,896)	(12,419)
Income tax provision	10	6	22	18

Net loss	(5,526)	(2,937)	(14,918)	(12,437)
Dividend to Series B preferred shareholders	—	307	4,978	3,001

Net loss available to common shareholders	$(5,526)	$(3,244)	$(19,896)	$(15,438)

Weighted average common shares outstanding used to compute net loss per share - basic and diluted	17,395	10,367	16,382	10,206

Net loss per share - basic and diluted	$(0.32)	$(0.31)	$(1.21)	$(1.51)

See accompanying notes to condensed consolidated financial statements

COMPUTER MOTION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

ASSETS	September 30, 2002 (unaudited)	December 31, 2001 (1)

Current assets:
Cash and cash equivalents	$2,151	$987
Restricted cash	173	80
Accounts receivable, net of allowance for doubtful accounts and returns of $466 at September 30, 2002; and $1,184 at December 31, 2001	2,510	8,594
Inventories	7,022	5,853
Other current assets	872	811

Total current assets	12,728	16,325
Property and equipment:
Furniture and fixtures	1,896	2,020
Computer equipment	2,943	2,889
Machinery and equipment	5,911	5,381
Accumulated depreciation	(6,869)	(5,492)

Property and equipment, net	3,881	4,798
Other assets	57	63

Total assets	$16,666	$21,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to shareholder	$1,000	$900
Accounts payable	4,855	6,497
Accrued expenses	4,361	4,551
Deferred revenue	2,568	3,628

Total current liabilities	12,784	15,576
Deferred revenue	1,404	1,711
Other liabilities	11	37

Total liabilities	14,199	17,324

Shareholders’ equity:
Mandatorily redeemable Series B convertible preferred stock, $.001 par value, authorized 5,000 shares, outstanding at 9/30/02-None; 12/31/01- 8.5 shares	—	8,674
Common stock, $.001 par value, authorized - 50,000 shares; Outstanding 09/30/02 - 17,420 shares; 12/31/01- 11,439 shares	18	11
Additional paid-in capital	107,309	80,343
Deferred compensation	(287)	(326)
Accumulated deficit	(104,491)	(84,594)
Other comprehensive loss	(82)	(246)

Total shareholders’ equity	2,467	3,862

Total liabilities & shareholders’ equity	$16,666	$21,186

(1) Derived from audited financial statements as of December 31, 2001

See accompanying notes to condensed consolidated financial statements

COMPUTER MOTION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash Flows from Operating Activities:
Net Loss	$(14,918)	$(12,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,502	1,243
Provision for doubtful accounts and sales allowances	—	250
Common stock issued for services	1,395	—
Stock options issued for services	631	—
Amortization of deferred compensation	39	128
Other	1	(22)
Decrease (Increase) in:
Accounts receivable	6,084	4,688
Inventories	(1,169)	(2,432)
Other current assets	(61)	(469)
Increase (Decrease) in:
Accounts payable	(1,642)	821
Accrued expenses	(190)	53
Other liabilities	(26)	—
Deferred revenue	(1,367)	790

Net cash used in operating activities	(9,721)	(7,387)
Cash flows from Investing Activities:
Purchase of property and equipment	(581)	(1,425)
Increase in restricted deposits	—	(80)

Net cash used in investing activities	(581)	(1,505)
Cash Flows from Financing Activities:
Repayment of note payable to shareholder	(900)	(3,000)
Proceeds from note payable to shareholder	1,000	900
Proceeds from preferred stock issuance	—	9,610
Proceeds from common stock issued and warrants exercised, net of repurchases	10,494	2,020
Proceeds from common stock - Societe Generale (Equity Line)	508	—
Proceeds from common stock - ESPP plan	61	—
Proceeds from exercise of stock options	232	—
Comprehensive loss and other	164	13

Net cash provided by financing activities	11,559	9,543

Net increase in cash, cash equivalents and restricted cash	1,257	651
Cash, cash equivalents and restricted cash at beginning of period	1,067	1,551

Cash, cash equivalents and restricted cash at end of period	$2,324	$2,202

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

The operating results of the interim periods presented are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2002 or for any other interim period. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2002. As shown in the accompanying Condensed Consolidated Financial Statements, the Company continues to incur losses and negative cash flows from operations. At September 30, 2002, the Company had cash and cash equivalents of approximately $2.3 million. Management believes that its current cash and proceeds from the recent private placement of preferred stock, which closed on October 31, 2002, will allow the Company to continue its operations, fund working capital and capital expenditures through September 30, 2003. The Company’s need for additional financing will depend upon numerous factors, including, but not limited to, net cash used in operating activities, including the progress and scope of ongoing research and development projects, the costs of training physicians to become proficient in the use of the Company’s products and procedures, the ability to obtain additional FDA approvals, the ability to successfully defend itself in any current or future patent litigation and the ability of the Company’s customers to obtain medical reimbursement from third party payors.

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

The Company recognizes revenue from the sale of products, including supplies and accessories, to end-users once shipment has occurred (as the Company’s general terms are FOB shipping point). In those few cases where the terms are FOB customer’s plant, revenue is not recognized until the Company receives a signed delivery and acceptance certificate, and all of the conditions of SAB 101 (items a. through d., as identified above) have been met. Revenue is recognized from the performance of services as the services are performed.

The Company recognizes revenue from the sale of products, including supplies and accessories, to distributors once shipment has occurred (as the Company’s general terms are FOB shipping point), and all of the conditions of SAB 101 have been met. The Company’s distributors do not have rights of return or cancellation. Revenues from distributors that do not meet all of the requirements of SAB 101 are deferred and recognized upon the sale of the product to the end-user.

Revenues from product sales to customers, which are financed by third party financing institutions, are recognized by the Company when a purchase order is received, the product has been shipped and the funding by the financing institution has been approved.

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

The net loss per share for the nine months ended September 30, 2002 has been adjusted to include the present value of the dividends paid on the shares of the Company’s Series B Convertible Preferred Stock of $1,193,000 and the write off of the beneficial conversion feature of such shares of $3,785,000. The Company is required to recognize these items as a dividend in the net loss computation for loss per share (See Note 4 as all of the remaining shares of Series B Convertible Preferred Stock were converted into shares of common stock on February 13, 2002).

	(Amounts in thousands, except per share amounts)
	(unaudited)
	For the three months ended				For the nine months ended
	September 30,				September 30,

	2002		2001		2002		2001

	Amount	Per share	Amount	Per share	Amount	Per share	Amount	Per Share

Unaudited per share data - basic and diluted:
Net Loss and net loss per share--(Unaudited)	$(5,526)	$(0.32)	$(2,937)	$(0.28)	$(14,918)	$(0.91)	$(12,437)	$(1.22)
Fair Value of warrants issued in connection with the Series B Convertible Preferred Stock	—	—	—	—	—	—	(1,536)	$(0.15)
Cumulative dividend on the Series B Convertible Preferred Stock	—	—	(61)	(0.01)	—	—	(153)	$(0.02)
Additional shares issued due to a reset provision of the Series B Convertible Preferred Stock	—	—	(246)	(0.02)	—	—	(246)	$(0.02)
Present Value of dividend on the Series B Convertible Preferred Stock	—	—	—	—	(1,193)	(0.07)	—	—
Beneficial Conversion feature of the Series B Convertible Preferred Stock	—	—	—	—	(3,785)	(0.23)	(1,066)	$(0.10)

Net loss available to common shareholders and net loss per share	$(5,526)	$(0.32)	$(3,244)	(0.31)	$(19,896)	$(1.21)	$(15,438)	$(1.51)

Note 3.      Inventories

Inventories, which include materials, labor and overhead, are stated at the lower of cost or market. The Company uses the first-in, first-out (FIFO) method to value inventories. The components of inventories are as follows:

	(Amounts in thousands)

	(unaudited)

	September 30, 2002	December 31, 2001

Raw materials	$3,251	$3,200
Work in process	892	470
Finished goods	2,879	2,183

Total inventories	$7,022	$5,853

Note 4.       Private Placement of Common Stock and Conversion of Series B Convertible Preferred Stock

On February 13, 2002, the Company raised net proceeds of approximately $10,527,000 through the sale and issuance of shares of its common stock to certain institutional and accredited investors, including approximately $100,000 from Robert W. Duggan, the Company’s Chief Executive Officer and Chairman. The proceeds from the sale of the Company’s common stock were used to retire approximately $2,360,000 in debt (including the remaining principal and accrued interest of $968,000 under a promissory note payable to Mr. Duggan) and the remainder of the proceeds were used to fund working capital needs due to investments in clinical trials, research and development, sales and marketing programs and for other general operating requirements. In February 2002, the Company issued 328,689 additional shares of its common stock to certain vendors who agreed to cancel approximately $1,395,000 of accounts payable owed to these vendors as consideration for their shares.

On February 13, 2002, the holders of the Company’s Series B Convertible Preferred Stock entered into agreements with the Company whereby they agreed to convert all of their remaining shares of Series B Convertible Preferred Stock into shares of common stock. The Company issued 2,196,341 shares of its common stock upon conversion of the Series B Convertible Preferred Stock. In connection with this conversion, the Company agreed to pay to the holders the present value of the future dividends payable on their shares of Series B Convertible Preferred Stock. This dividend payment was made by the issuance of 312,869 shares of the Company’s common stock. The Company also agreed to reduce the exercise price of certain warrants issued to the holders of its Series B Convertible Preferred Stock from $8.12 to $5.00 per share.

Note 5.       Note Payable - Accounts Receivable Financing

In January 2002, the Company entered into a secured, revolving line of credit (or factoring agreement) with a third party financing company. This line of credit provided for borrowings up to $2,000,000 based on eligible domestic trade receivables at a factoring fee of 2%, plus a financing fee of prime rate plus 3% and was secured by all the assets of the Company. The six-month term of this revolving line of credit expired in July 2002 and was not renewed. As of September 30, 2002, no amounts were outstanding under the accounts receivable financing agreement.

Note 6.       Equity-based Line of Credit

On March 30, 2001, the Company entered into an Equity Line Financing Agreement with Société Générale, under which the Company was entitled to issue and sell, from time to time, shares of its common stock for cash consideration up to an aggregate of $12 million. In February 2002, the Company terminated the Equity Line Financing Agreement. In connection with this termination, the Company paid a one-time settlement fee of $135,000 to Société Générale. Prior to terminating the Equity Line Financing Agreement, the Company raised approximately $508,000 by issuing 111,615 shares of its common stock to Société Générale pursuant to the terms of the Equity Line Financing Agreement.

Note 7.       Note Payable to Shareholder

During the quarter ended September 30, 2002, the Company received a bridge loan advance in the aggregate amount of $1,000,000 from Robert W. Duggan, the Company’s Chairman and Chief Executive Officer. Subsequent to September 30, 2002, the Company negotiated final terms of the bridge loan with another investor and, in connection therewith, the Company issued unsecured, 180-day promissory notes for

$1,000,000 to Robert W. Duggan and the other bridge lender. The notes then were converted into shares of Series C Preferred Stock issued in the Company’s recent private placement, except that the conversion of Mr. Duggan’s note is subject to stockholder approval. Interest accrues at 8.5% per annum on the promissory notes and is convertible into shares of the Company’s Series C Convertible Preferred Stock, subject to stockholder approval at a special meeting to be held early next year (See Note 12 – “Subsequent Event”).

Note 8.       Segments of Business

The Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-making group, as defined under SFAS 131, is the Executive Staff, which is comprised of the President, Chief Executive Officer, Chief Technology Officer, Chief Financial Officer and Chief Accounting Officer. To date, the Executive Staff has viewed the Company’s operations as principally one segment (For consistent presentation certain amounts have been reclassified in prior periods in order to conform to the current year presentation): proprietary robotic and computerized surgical systems for the medical device industry. Sales by product lines within this segment are as follows:

Revenue by product line for the three months ended
(Amounts in thousands)
	Sep. 30, 2002	Jun. 30, 2002	Sep. 30, 2001

ZEUS surgical systems	$601	$983	$2,631
AESOP surgical systems	1,455	1,860	2,414
SOCRATES telementoring systems	96	408	305
HERMES (systems, development, and supplies)	1,230	685	903
Grant revenue	132	101	—
Development revenue	—	—	268
Recurring revenue	1,020	1,027	637

	$4,534	$5,064	$7,158

Units sold by product line for the three months ended
	Sep. 30, 2002	Jun. 30, 2002	Sep. 30, 2001

ZEUS surgical systems	1	1	4
ZEUS surgical systems upgrades	2	3	3
AESOP surgical systems	22	26	34
SOCRATES telementoring systems	1	5	4

Export sales are made by the United States operations to the following geographic locations:

For the three months ended (Amounts in thousands)
	Sep. 30, 2002	Jun. 30, 2002	Sep. 30, 2001

Canada	$571	$766	$—
Europe and the Middle East	492	756	3,240
Asia	275	743	367
South America & Mexico	7	320	172

	$1,345	$2,585	$3,779

Note 9.        Concentration of Risk

For the quarter ended September 30, 2002, the Company had no single customer that accounted for more than 10% of revenue or accounts receivable. For the same period in 2001, the Company had one customer that accounted for approximately 10% of both revenue and accounts receivables. For the nine months ended September 30, 2002 and 2001, no single customer accounted for more than 10% of revenue or accounts receivable.

A sub-assembly of the robotic arms, which are a major component of the Company’s AESOP and ZEUS products, is purchased from a single supplier. The Company believes that other suppliers would be available for the sub-assembly if necessary.

Note 10.        Litigation

On May 10, 2000, the Company filed a lawsuit in United States District Court alleging that Intuitive Surgical’s da Vinci surgical robot system infringes on its United States Patent Nos. 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664, 5,855,583 and 6,063,095. Subsequently, Computer Motion’s complaint was amended to add allegations that Intuitive’s da Vinci surgical robot infringed two additional Computer Motion patents United States Patent Nos. 6,244,809 and 6,102,850. These patents concern methods and devices for conducting various aspects of robotic surgery. Intuitive has served an Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. Discovery is still underway. The parties have filed cross motions for summary judgment on the issue of patent infringement relating to the ’108, ’664, ’809, and ’850 patents which have not been ruled upon by the Court at the present time. Trial is set for April 2003.

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

On March 30, 2001, Intuitive and IBM Corporation filed suit alleging that the Company’s AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984 which was issued on March 13, 2001. The complaint seeks damages, a permanent injunction, and costs and attorneys’ fees. Each of the asserted claims is limited to a surgical system employing voice recognition for control of a surgical instrument and literally read on Computer Motion’s current AESOP product and Computer Motion’s ZEUS and HERMES products to the extent they are used with AESOP. A jury trial has been held on the issues of patent invalidity due to lack of enablement and failure to disclose the best mode in addition to damages. The Company’s defense of unenforceability due to prosecution laches was tried before the District Court Judge. The jury returned a verdict finding IBM’s United States Patent No. 6,201,984 valid, and finding Intuitive was damaged in an amount of $4.4 million. Prior to the jury’s verdict, the court ruled that the Company had not “willfully” infringed the patent. The court has not, at this time, given its verdict on the Company’s prosecution laches defense. A verdict in the Company’s favor on the prosecution laches defense could result in a finding that the patent is not enforceable and negate the damages verdict.

On September 20, 2002, a lawsuit was filed against the Company by Endoscopic Technologies, Inc., alleging breach of contract and related claims arising out of an agreement entered into between the two companies pursuant to which Endoscopic purchased equipment from the Company and was to become a distributor for the Company’s products. The lawsuit, which is currently pending in the Superior Court of California for the City and County of San Francisco, was recently served on the Company and no answer has been filed. The Company contends that the action is without merit and plans to vigorously defend this action. In addition, the Company will likely be filing a cross-complaint against Endoscopic seeking payment of more than $100,000 in outstanding invoices.

Note 11.       Recent Accounting Pronouncements

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

Note 12.      Subsequent Event

On October 31, 2002, the Company completed a private placement to issue 7,726 shares of Series C-1 Convertible Preferred Stock and 1,071 shares of Series C-2 Convertible Preferred Stock at a purchase price of $1,400 per share for an aggregate amount of $12,315,400 with certain institutional and accredited investors, including members of management. This offering will result in net cash to the Company of approximately $11,500,000. To date, the Company has received approximately $9,000,000 (including $1,000,000 of proceeds from a note payable to stockholder, see Note 7) and expects to receive $1,500,000 from one investor on or about November 15, 2002, and an additional $1,000,000 from Robert W. Duggan, (or his affiliates or designees), Chairman and Chief Executive Officer, upon the stockholder’s approval of this equity offering at a special meeting to be held early next year. Concurrently with the private placement, the Company issued warrants for the purchase of up to 3,518,690 shares of the Company’s common stock.

The Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred stock (the “Preferred Stock”) have identical rights, preferences and privileges except with respect to the manner in which the Company may pay accrued dividends as described below. The Preferred Stock is convertible into shares of the Company’s common stock at an initial conversion price of $1.40 per share. The holders of Preferred Stock shall receive a preferred annual dividend at a rate of 12.0% per annum, decreasing to 8.0% upon stockholder approval of the transaction and increasing to 12.0% on the second anniversary of the initial issuance date. Dividends on the Series C-1 Convertible Preferred Stock may be paid by the Company, at its option, through the issuance of shares of common stock or cash, and dividends on the Series C-2 Convertible Preferred Stock may only be paid in cash. In addition, the investors were granted two series (Series C-1 and C-2 Warrants) of 5-year warrants to purchase an aggregate of approximately 3,518,690 shares of the Company’s common stock. The Series C-1 Warrants to purchase 1,759,345 shares of common stock are exercisable at a price of $1.80 per share and the Series C-2 Warrants to purchase 1,759,345 shares of common stock are exercisable at a price of $2.20 per share. The Series C-1 Warrants are redeemable if the Company’s common stock trades at or above $3.00 per share for ten consecutive trading days and the Series C-2 Warrants are redeemable if the Company’ common stock trades at or above $4.40 per share for ten consecutive trading days. The Securities and Exchange Commission (SEC) and National Association of Stock Dealers and Automated Quotation (NASDAQ) rules require shareholder approval for private financing in excess of 20% of the total shares outstanding. The Company will be seeking stockholder approval for the conversion of the Preferred Stock in an amount that exceeds 19.99% of the total outstanding common stock on the date of issuance at a special stockholders meeting to be held early next year. Please see the Company’s Current Report on Form 8-K, as filed on November 4, 2002, for a description of the terms.

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

OVERVIEW

Computer Motion is a high-tech medical device and training company developing surgical practices with the goal of ushering in a new era of patient and physician friendly surgery. This new era is expected to significantly reduce patient trauma, recovery time and dramatically reduce the learning curve of surgeons adapting these new, less invasive techniques. The Company’s products automate operating room tasks and simplify various aspects of surgical procedures, reducing operating cost and time. Computer Motion’s products, including surgeon training and education services, play a significant role in transitioning the surgical community from open procedures to less invasive procedures increasingly demanded by patients. As the leader in computer-enhanced surgical systems for minimally invasive procedures, Computer Motion holds 27 patents, with over 50 additional patents pending. Computer Motion’s products have been successfully used across a broad range of surgical disciplines including cardiac, urology, pediatrics, bariatrics and general surgery.

The Company develops and markets robotic and computerized surgical systems that are upgradeable and based on an open system platform, which allows for networking of the entire operating room. These systems enhance a surgeon’s performance and centralize and simplify a surgeon’s control of the operating room. Computer Motion’s products provide surgeons with the natural functionality necessary to perform complex, minimally invasive surgery (MIS) procedures, as well as enable surgeons to control critical devices in the operating room through simple verbal commands. The Company believes its products will broaden the scope and increase the effectiveness of MIS, improve patient outcomes, and create a safer, more efficient and cost-effective operating room.

Computer Motion’s suite of products includes the ZEUS® Surgical System, AESOP® Robotic Endoscope Positioner, HERMES® Control Center and SOCRATES™ Telecollaboration System, all of which are FDA cleared for various indications. In addition, the Company’s products have been approved for Class III (General Surgery) and Class IV (Cardiac) licenses in Canada, and have received the CE mark for sale in Europe.

The ZEUS Surgical System is designed to fundamentally improve a surgeon’s ability to perform complex MIS procedures. The Company expects to enable new MIS procedures involving a range of surgical disciplines, including fully endoscopic coronary artery bypass grafts or E-CABG™ grafts on a beating heart. ZEUS augments surgeon performance by providing 3-D visualization of the operating area, filtering out hand tremor and scaling human motion. A recent addition to ZEUS is the new MicroWrist surgeon interface, which has a natural feel similar to an open procedure to improve dexterity and reduce the learning curve in using the system.

ZEUS system’s three compact, portable arms hold and position reusable microsurgical instruments and an endoscope. Each arm is individually mounted on the operating room table using the standard table rails. Because the arms are attached to the table, the table can be adjusted during a surgical procedure without removing the instruments. The surgeon sits near the operating room table at an open, comfortable and portable console. The open design of the console provides the surgeon with an unobstructed view of the patient and allows clear communication with the operating room staff. At the console, the surgeon controls the instrument handles and views the operative site on a video monitor. ZEUS senses the surgeon’s hand movements through the new MicroWrist surgeon interface. It then scales the surgeon’s hand movements into precise, tremor-free micro movements at the operative site.

ZEUS is FDA cleared for sale in general laparoscopic surgery. This clearance allows clinical use of the ZEUS system for a broad set of general surgery applications such as laparoscopic cholecystectomy and laparoscopic nissen fundoplication. The Company is also seeking additional FDA clearances for thoracic surgery, laparoscopic radical prostatectomy and cardiac procedures, with clinical trials ongoing.

AESOP, the first of Computer Motion’s revolutionary line of robotic surgical devices, enables endoscopic visualization with stability and clarity. It was FDA cleared in 1993. AESOP is an integral part of the ZEUS system. AESOP is a voice-controlled robotic arm (one of the three arms in ZEUS) that positions and holds an endoscope with steadiness and precision during MIS procedures. It mimics the human arm in form, function and expanded range of motion. AESOP’s voice-activation system, created specifically for the operating room, recognizes only the surgeon’s authorized commands. Powered by the HERMES Control Center, AESOP can also be networked with a wide variety of other voice-controlled surgical and operating room devices. The Company believes that AESOP is the world’s first FDA-cleared robot and first voice controlled interface for a surgical device. The Company has sold over 700 AESOP units worldwide, which the Company believes have been used to perform over 175,000 procedures.

The HERMES Control Center is designed to integrate all the devices in the operating room and provide the surgeon and the operating room staff with a consistent and unified interface to control all devices. The primary input for the surgeon using the Hermes Control Center is through the use of simple speech commands. The HERMES system was designed as an open architecture platform simplifying the process for medical device manufacturers to create HERMES-ready devices. The HERMES Control Center is a platform to provide surgeons and operating room staff with quicker access to information and increased control over their environment. Today’s offices include computers that are networked to printers, fax machines, modems, scanners and other enabling tools. Similarly, HERMES allows the operating room to be networked with OR-specific equipment, such as tables, lights, cameras and surgical equipment. These HERMES-Ready devices can be controlled by surgeon voice commands or by way of a hand-held touch-screen pendant.

The 27 FDA-cleared devices controlled by the HERMES system include endoscopic cameras, overhead cameras, light sources, insufflators, arthroscopic shavers, fluid pumps, VCRs, printers, video frame grabbers, digital image capture devices, OR lights, surgical tables, electrosurgical units, telephones and the Company’s port expander, and the AESOP and ZEUS systems. The HERMES compatible, or HERMES -Ready™ interfaces for these devices were created in collaboration with various HERMES alliance partners, including Stryker Endoscopy, Berchtold, Steris, Valley Lab (TYCO), and Smith & Nephew Endoscopy.

SOCRATES links surgeons in the operating room with colleagues anywhere in the world. It is the first and only device in a newly created FDA category of Robotic Telemedicine Devices. It promotes peer-to-peer and mentor-trainee collaboration and makes it possible for specially trained surgeons to become interactively telepresent wherever and whenever needed. SOCRATES creates surgical telepresence through the remote surgeon’s graphical annotation of the operating field and shared control of the endoscope, as well as through two-way video and audio communication. The Company believes that by facilitating truly interactive dialogue between geographically separated colleagues, SOCRATES provides the foundation for a new era of surgical teamwork and training.

RESULTS OF OPERATIONS

The Company has sustained significant losses since inception and, as of September 30, 2002, has an accumulated deficit of $104,491,000. The Company expects to incur additional losses as it continues to fund research and development efforts, clinical trials, and seeks to expand its manufacturing capacity and sales force. As a result, the Company will need to generate significant revenues in order to achieve and maintain profitability. The Company is not certain that it will ever achieve significant commercial revenues, particularly from sales of its ZEUS product line, which is still under development and awaiting additional FDA clearances for certain applications and procedures, or that the Company will ever become profitable. It is possible that the Company may encounter substantial delays or incur unexpected expenses related to, among other things, additional clinical trials, market introduction and acceptance of the ZEUS platform or any future products and litigation required to protect its intellectual property portfolio. If the time required to generate significant revenues and achieve profitability is longer than anticipated, the Company may not be able to continue its operations.

The Company is penetrating only a small fraction of the total potential market for its products. Although many medical conditions that are treatable using the Company’s products are also treatable using pharmaceuticals and other medical devices, the Company does not believe that it encounters direct competition for its AESOP, HERMES or SOCRATES products. The Company believes that it has only one direct competitor for its ZEUS product. Its AESOP, HERMES, SOCRATES and ZEUS products are comprised of relatively new technologies, and the current customer profiles are made up of healthcare organizations that share the Company’s pioneering vision for these new technologies. Thus, the Company does not believe that there is any statistical significance to its quarterly increase or decrease variations in business levels. However, the Company believes that its products’ acceptance and adoption will be positively influenced by the recent FDA clearance for sale in general laparoscopic surgery for the Company’s ZEUS product. The challenges the Company faces in its attempt to increase market share today include market acceptance, regulatory clearance, surgical procedure adoption (such as Endoscopic Atraumatic Coronary Artery Bypass or Endo-ACAB surgery) and adoption of robotic technologies In addition, the Company believes that the sales cycle for capital medical equipment is approximately three to six months, especially for innovative technologies like the Company’s AESOP, HERMES, SOCRATES and ZEUS products. Thus, sales in the first quarter originate in the fourth quarter of the prior year. The Company also believes that prospecting for new sales tends to fall off in the fourth quarter since its sales focus is on closing sales for the current calendar year and because there are fewer working days available due to the holiday season.

With the above understanding, the analysis of the Company’s quarterly revenue changes is as follows:

Three months ended September 30, 2002 compared to the three months ended September 30, 2001.

Revenue. Revenue decreased $2,624,000, or 37%, to $4,534,000 for the quarter ended September 30, 2002 from $7,158,000 for the quarter ended September 30, 2001. ZEUS revenue of $601,000 for the quarter decreased $2,030,000 over last year’s second quarter of $2,631,000 due to a decrease in the number of units shipped which we believe was, in part, due to the delay in the Company’s receipt of FDA approval. AESOP revenue of $1,455,000 for the quarter decreased $959,000 over last year’s second quarter of $2,414,000 due to fewer systems being shipped. HERMES revenue of $1,230,000 for the quarter increased $327,000 over last year’s second quarter of $903,000 due to an increase in the number of units shipped as well as an increase in supplies and accessories sales. SOCRATES revenue of $96,000 for the quarter decreased $209,000 over last year’s second quarter of $305,000 due to fewer units being shipped. Grant revenue of $132,000 for the quarter ended September 30, 2002 resulted from a 3-year NIST grant the Company received in the fourth quarter of 2001. Development revenue of $268,000 for the quarter ended September 30, 2001 was attributable to the Lindberg Telesurgery project, which was a onetime event. Recurring revenues of $1,020,000 for the quarter increased $383,000 over last year’s third quarter of $637,000 as the installed base of robotic systems increased, leading to more sales of parts, accessories, supplies and service.

Gross Profit. Gross profit decreased $1,682,000, or 40%, to $2,537,000 for the quarter ended September 30, 2002 from $4,219,000 for the quarter ended September 30, 2001. Gross margin decreased to 56% for the quarter ending September 30, 2002 compared to 59% for the same quarter last year. The decrease in gross profit is primarily a result of lower overall revenues.

Research and Development. Research and development expense increased $199,000 or 7%, to $2,943,000 for the quarter ended September 30, 2002 from $2,744,000 for the quarter ended September 30, 2001. The increase in research and development expense was primarily the result of obtaining regulatory clearance for the ZEUS system.

Selling, General and Administrative. Selling, general and administrative expense increased $748,000, or 17%, to $5,138,000 for the quarter ended September 30, 2002 from $4,390,000 for the quarter ended September 30, 2001. This increase in selling, general and administrative expenses was primarily the result of increased legal fees related to the Company’s patent litigation lawsuit.

Other Expense (Income). Other income was $28,000 for the quarter ended September 30, 2002 compared to other expense of $16,000 for the quarter ended September 30, 2001. A decrease in interest expense as well as an increase in foreign currency translation gain accounted for this change.

Income Taxes. Minimal provisions for state franchise taxes have been recorded on the Company’s pre-tax losses to date. As of December 31, 2001, the Company had federal and state net operating loss (“NOL”)

carryforwards of approximately $64,808,000 and $9,527,000, respectively, that are available to offset future federal and state taxable income. Federal carryforwards expire between fifteen and twenty years after the year of loss and state carryforwards expire between five and seven years after the year of loss. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding its realization.

Net Loss. The net loss for the quarter ended September 30, 2002 was $5,526,000, or $.32 per share (before dividend to preferred stockholders), compared to $2,937,000 or $.28 per share (before dividend to preferred stockholders), for the quarter ended September 30, 2001 as decreased revenue resulted in an increase in the Company’s net loss. The fully diluted loss per share for the quarter ended September 30, 2002 was $.32, compared to $.31 for the quarter ended September 30, 2001. Weighted average shares increased from 10,367,000 to 17,395,000 primarily due to the issuance of shares in February 2002, related to the conversion of all outstanding shares of Series B Convertible Preferred Stock and a private placement of the Company’s common stock.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

Revenue. Revenue decreased $1,588,000, or 9%, to $15,289,000, for the nine months ended September 30, 2002 from $16,877,000 for the same period in 2001. For the nine months ended September 30, 2002, SOCRATES revenue increased $376,000, or 84%, HERMES revenue increased $405,000, or 32%, and recurring revenue increased $940,000, or 27%, over the same period in 2001. ZEUS and AESOP revenue decreased $1,517,000, or 28%, and $1,488,000, or 26%, respectively, over the same period in 2001. Development revenue decreased $268,000 for the nine months ended September 30, 2002 compared to the same period in 2001. The development revenue for the nine months ended September 30, 2001 was attributable to the Lindberg Telesurgery project, which was a onetime event.

Gross Profit. Gross profit decreased $1,186,000, or 12%, to $8,430,000 for the nine months ended September 30, 2002 from $9,616,000 for the same period in 2001. Gross profit as a percentage of sales decreased slightly to 55% for the nine months ended September 30, 2002 from 57% for the same period in 2001. The decrease in gross profit is primarily a result of lower overall revenue.

Research and Development. Research and development expense increased $70,000, or 1%, to $8,454,000 for the nine months ended September 30, 2002 from $8,384,000 for the same period in 2001. The increase in research and development expense was the result of obtaining regulatory clearance for the ZEUS system.

Selling, General and Administrative. Selling, general and administrative expense increased $1,159,000, or 8%, to $14,887,000 for the nine months ended September 30, 2002 from $13,728,000 for the same period in 2001. This increase in selling, general and administrative expenses was primarily the result of increased legal fees related to the Company’s patent litigation lawsuit. Additionally, marketing expenses increased as the Company participated in additional trade shows.

Other Expense (Income). Other income was $15,000 for the nine months ended September 30, 2002 compared to other income of $77,000 for the same period in 2001. A decrease in interest income as well as a decrease in foreign currency translation gain accounted for this change

Income Taxes. Minimal provisions for state franchise taxes have been recorded on the Company’s pre-tax losses to date. As of December 31, 2001, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $64,808,000 and $9,527,000, respectively that are available to offset future federal and state taxable income. Federal carryforwards expire between fifteen and twenty years after the year of loss and state carryforwards expire between five and seven years after the year of loss. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding its realization.

Net Loss. The net loss for the nine months ended September 30, 2002 was $14,918,000, or $.91 per share (before dividend to preferred stockholders), compared to $12,437,000, or $1.22 per share (before dividend to preferred stockholders), for the same period in 2001 as decreased revenue combined with an increase in operating expenses resulted in an increase in the Company’s net loss. The fully diluted loss per share for the nine months ended September 30, 2002 was $1.21, compared to $1.51 for the same period in 2001. Weighted average shares increased from 10,206,000 to 16,382,000 primarily due to the issuance of shares in February 2002 in connection with the conversion of all outstanding shares of Series B Convertible Preferred Stock and a private placement of the Company’s common stock

Three months ended September 30, 2002 compared to the three months ended June 30, 2002.

Revenue. Revenue decreased $530,000, or 10%, to $4,534,000, for the quarter ended September 30, 2002 from $5,064,000 for the quarter ended June 30, 2002. HERMES revenue of $1,230,000 for the quarter increased $545,000, or 77%, over the prior quarter of $685,000 as shipments to the Company’s OEM partners increased. ZEUS, AESOP, and SOCRATES revenues decreased $382,000, $405,000 and $312,000 respectively, over the prior quarter due to a reduction in the number of units shipped. Recurring revenue for the quarter ended September 30, 2002 of $1,020,000 was comparable to the prior quarter of $1,027,000.

Gross Profit. Gross profit decreased $310,000, or 11%, to $2,537,000 for the quarter ended September 30, 2002 from $2,847,000 for the quarter ended June 30, 2002. Gross profit as a percentage of sales remained at 56% for both quarters. The decrease in gross profit was a result of lower overall revenues.

Research and Development. Research and development expense increased $84,000, or 3%, to $2,943,000 for the quarter ended September 30, 2002 from $2,859,000 for the quarter ended June 30, 2002. The increase in was the result of additional expenses associated with the Company obtaining the first in a series of FDA 510(k) approvals for ZEUS.

Selling, General and Administrative. Selling, general and administrative expense increased $205,000, or 4%, to $5,138,000 for the quarter ended September 30, 2002 from $4,933,000 for the quarter ended June 30, 2002. The increase was due primarily to an increase in legal expenses related to the patent infringement lawsuit the Company has filed against a competitor and certain claims filed against the Company also related to patent infringement.

Other Expense (Income). Other income was $28,000 for the quarter ended September 30, 2002, compared to other income of $17,000 for the quarter ended June 30, 2002. The increase was a result of an increase in foreign currency translation gain offset by a decrease in interest income as well as an increase in interest expense.

Net Loss. The net loss for the quarter ended September 30, 2002 was $5,526,000, or $.32 per share (before dividend to preferred shareholder), compared to $4,934,000, or $.29 per share (before dividend to preferred shareholder), for the quarter ended June 30, 2002, as decreased revenue combined with increased operating expenses resulted in a greater net loss. The fully diluted loss per share for the quarter ended September 30, 2002 was $.32, compared to $.29 for the quarter ended June 30, 2002. Weighted average shares increased from 17,260,000 at June 30, 2002 to 17,395,000 at September 30, 2002, due primarily to the issuance of shares under the Company’s employee stock purchase plan as well as stock being issued for compensation.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company’s expenses have exceeded its revenues, resulting in an accumulated deficit of $104,491,000 as of September 30, 2002. The Company has primarily relied on proceeds from the sale and issuance of equity securities to fund its operations.

At September 30, 2002, the Company’s current ratio (current assets divided by current liabilities) was 1.00 to 1 compared to 1.05 to 1 at December 31, 2001, reflecting a decrease of approximately $3,597,000 to current assets and a decrease of approximately $2,792,000 to current liabilities. The decrease in accounts receivable was offset by the increase in inventory as well as decreases in accounts payable and deferred revenue.

For the nine months ended September 30, 2002, the Company’s use of cash in operating activities was $9,721,000. This was primarily attributable to the Company’s net loss combined with decreases in accounts payable and accrued expenses of $1,642,000 and $1,367,000, respectively, partially offset by the decrease in accounts receivable of $6,084,000.

Cash outflows for the purchases of plant and equipment were $581,000 for the nine months ended September 30, 2002. The Company currently has no material commitments for capital expenditures. For the nine months ended September 30, 2002, net cash provided by financing activities of $11,559,000 was primarily the result of the private placement of its common stock in February 2002.

The Company’s operations to date have consumed substantial amounts of cash, and the Company expects its capital and total costs and expenditures (including cost of revenue) to exceed cash receipts from revenue for at least the next 6 months. In February 2002, the Company raised net proceeds of approximately $10,527,000 through the sale and issuance of shares of common stock to certain institutional and accredited investors, including Robert W. Duggan, the Company’s Chief Executive Officer and Chairman. An additional $1,395,000 of accounts payable owed to certain vendors was cancelled in exchange for 328,689 shares of the Company common stock. The proceeds from the sale of the Company’s common stock were used to retire approximately $2,360,000 in debt (including the remaining principal and accrued interest of $968,000 under a promissory note payable to Mr. Duggan) and the remainder of the proceeds was used to fund working capital needs due to investments in clinical trials, research and development, sales and marketing programs and for other general operating requirements. In addition, in February 2002, the Company paid a one time dividend in common stock valued at $1,193,000 to the holders of its Series B Convertible Preferred Stock who converted such shares into common stock on or prior to February 13, 2002.

On October 31, 2002, the Company raised net proceeds of approximately $11,500,000 through the sale and issuance of preferred stock to certain institutional and accredited investors. This amount includes $1,000,000 of Preferred Shares to be purchased upon conversion of a promissory note issued to Robert W. Duggan, the Company’s Chairman and Chief Executive Officer, as well as an additional $1,000,000 of Preferred Shares to be purchased by Robert W. Duggan (or his affiliates of designees). Both are subject to stockholder approval. The proceeds from the sale of the Company’s preferred stock will be used to fund working capital needs and for other general operating requirements, including sales and marketing programs.

The Company believes that it will be able to fund its operations for at least twelve months with its current cash and proceeds received from the preferred stock offering which closed on October 31, 2002. However, the Company may require additional working capital to fund its operations after September 30, 2003, and will need to raise additional capital. It is anticipated that additional funding, as needed, to support operations through and after September 30, 2003 will be obtained from the following sources: current cash balances and the issuance of additional debt and equity securities. The Company cannot be certain that additional capital will be available on terms favorable to it, or at all. The various elements of the Company’s business and growth strategies, including its introduction of new products, the expansion of its marketing and distribution activities and its efforts to obtain regulatory approval or market acceptance, will require additional capital. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund those business activities essential to its ability to operate profitably, including further research and development, clinical trials, and sales and marketing activities, would be significantly limited.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles requires that management make certain estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves exercise of judgment and use of assumptions as to future uncertainties; as a result, actual results could differ from these estimates.

In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that the Company believes are the most critical to an investor’s understanding of the financial results and condition and require complex management judgment have been expanded and are discussed below. Information regarding other accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2001.

The Company believes the following represent its critical accounting policies:

Revenue Recognition. In certain cases, revenue from direct system sales is generated from multiple components, which require judgments regarding delivery, customer acceptance, installation and collectibility. Revenue is recognized as specific elements indicated in sales contracts are executed. If an element is essential to the functionality of the system, revenue is deferred until that essential element is delivered. The fair value of each undelivered element that is not essential to the functionality of the system is deferred until performance occurs. The fair value of an undelivered element is based upon an estimate made by management. Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet.

Warranties. The Company provides for the estimated costs of product warranties at the time revenue is recognized. The Company’s estimate of costs to service its warranty obligations is based upon historical experience and expectation of future conditions. Should warranty claim activity and the costs associated with servicing those claims differ from the Company’s estimates, revisions to the estimated warranty liability may be required.

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based upon managements’ estimates. Factors underlying these estimates include analysis of day’s outstanding, customer payment history and management judgments. The allowance is adjusted regularly to reflect current data and activity.

Inventory Reserves. The Company reduces the carrying value of inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Contingencies. The Company is subject to proceedings, lawsuits and other claims related to its products, patents and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

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

The Company has incurred significant losses since its formation. For the three years ended December 31, 2001, 2000, and 1999, the Company has incurred net losses of $16,413,000, $16,349,000 and $13,375,000, respectively. In addition, the Company has incurred net losses from operations since inception and as of September 30, 2002 has an accumulated deficit of $104,491,000. The Company expects to incur additional losses as it continues to spend for research and development efforts, clinical trials, manufacturing capacity and sales force expansion. As a result, the Company will need to generate significant revenues to achieve and maintain profitability. The Company cannot assure its stockholders that it will ever achieve significant commercial revenues, particularly from sales of its ZEUS product line, which is still under development and awaiting additional FDA clearances for certain significant applications and procedures, or that the Company will become profitable. It is possible that the Company may encounter substantial delays or incur unexpected expenses related to the clinical trials, market introduction and acceptance of the ZEUS platform, or any future products. If the time required to generate significant revenues and achieve profitability is longer than anticipated, the Company may not be able to continue its operations.

Since the Company’s capital and total costs and expenditures (including cost of revenue) currently exceed its revenue, any failure to raise additional capital or generate required working capital could affect the Company’s ability to continue as a going concern.

Management is in the process of pursuing financing arrangements in order to meet the Company’s cash flow needs and fund its operations beyond September 30, 2003. There are no assurances that Management will be able to successfully complete any such financing arrangement or that the amount raised will meet the Company’s cash flow needs. The failure of the Company to achieve either of these items could affect the Company’s ability to continue as a going concern and may have a material impact on the Company’s financial position and results of operations. Further, while the Company has eleven years of uninterrupted growth there is no assurance that the Company will be able to successfully grow its business.

Since the Company’s operating expenditures currently exceed its revenue, any failure to raise additional capital or generate required working capital could reduce the Company’s ability to compete and prevent it from taking advantage of market opportunities.

The Company’s operations to date have consumed substantial amounts of cash, and it expects its capital and total costs and expenditures (including cost of revenue) to exceed cash receipts from revenue for at least the next 6 months. Management is in the process of pursuing financing arrangements in order to meet the Company’s cash flow needs and fund its operations beyond September 30, 2003. There are no assurances that Management will be able to successfully complete any such financing arrangement or that the amounts raised will meet the Company’s cash flow needs. In addition, the Company may require substantial working capital to fund its operations after September 30, 2003 and will need to raise additional capital. It is anticipated that additional funding, as needed, to support operations through and after September 30, 2003 will be obtained from the following sources: current cash balances and the issuance of additional debt and equity securities. The Company cannot assure its stockholders that additional capital will be available on terms favorable to it, or at all. The various elements of the Company’s business and growth strategies, including its introduction of new products, the expansion of its marketing and distribution activities and obtaining regulatory approval or market acceptance will require additional capital. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund those business activities essential to its ability to operate profitably, including further research and development, clinical trials, and sales and marketing activities, would be significantly limited.

If the Company’s products do not achieve market acceptance, the Company will not be able to generate the revenue necessary to support its business.

The Company anticipates that ZEUS will comprise a substantial majority of its sales in the future and its future success therefore depends on the successful development, commercialization and market acceptance of this product. Even if the Company is successful in obtaining the necessary regulatory clearances or approvals for ZEUS, its successful commercialization will depend upon the Company’s ability to demonstrate the clinical safety and effectiveness, ease-of-use, reliability and cost-effectiveness of this product in a clinical setting. The Company cannot assure its investors that the FDA will allow it to conduct further clinical trials or that ZEUS will prove to be safe and effective in clinical trials under United States or international regulatory requirements. It is also possible that the Company may encounter problems in clinical testing that cause a delay in or prohibits commercialization of ZEUS. Moreover, the clinical trials may identify significant technical or other obstacles to overcome prior to the commercial deployment of ZEUS, resulting in significant additional product development expense and delays. Even if the safety and effectiveness of procedures using ZEUS are established, surgeons may elect not to recommend the use of these products for any number of reasons. Broad use of the Company’s products will require significant surgeon training and practice, and the time and expense required to complete such training and practice could adversely affect market acceptance. Successful commercialization of the Company’s products will also require that the Company satisfactorily address the needs of various decision makers in the hospitals that constitute the target market for its products and to address potential resistance to change in existing surgical methods. If the Company is unable to gain market acceptance of its products, the Company will not be able to sell enough of its products to be profitable, and the Company may be required to obtain additional funding to develop and bring to market alternative products.

If the Company does not obtain and maintain necessary domestic regulatory approvals and comply with ongoing regulations, the Company will not be able to market and sell its products in the United States.

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

If the Company modifies existing products or develops new products in the future, including new instruments, the Company will need to apply for permission to affix the CE mark to such products. In addition, the Company will be subject to annual regulatory audits in order to maintain the CE mark permissions it has already obtained. If the Company is unable to maintain permission to affix the CE mark to its products, it will no longer be able to sell its products in member countries of the European Union.

International sales of the Company’s products account for a significant portion of its revenues and the Company’s growth may be limited if it is unable to successfully manage these international activities

The Company’s business currently depends in large part on its activities in Europe and Asia, and the Company intends to expand its presence into additional foreign markets. Sales to markets outside of the United States accounted for approximately 30% of the Company’s sales for the three months ended September 30, 2002. The Company is subject to a number of challenges that relate to its international business activities. These challenges include:

•        the risks associated with foreign currency exchange rate fluctuations;

•        failure of local laws to provide the same degree of protection against infringement of the Company’s intellectual property;

•        certain laws and business practices that could favor local competitors;

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

On May 10, 2000, the Company filed a lawsuit in United States District Court alleging that Intuitive Surgical’s da Vinci surgical robot system infringes on its United States Patent Nos. 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664, 5,855,583 and 6,063,095. Subsequently, Computer Motion’s complaint was amended to add allegations that Intuitive’s da Vinci surgical robot infringed two additional Computer Motion patents United States Patent Nos. 6,244,809 and 6,102,850. These patents concern methods and devices for conducting various aspects of robotic surgery. Intuitive has served an Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. Discovery is still underway. The parties have filed cross motions for summary judgment on the issue of patent infringement relating to the ’108, ’664, ’809, and ’850 patents which have not been ruled upon by the Court at the present time. Trial is set for April 2003.

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

On March 30, 2001, Intuitive and IBM Corporation filed suit alleging that the Company’s AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984 which was issued on March 13, 2001. The complaint seeks damages, a preliminary injunction, a permanent injunction, and costs and attorneys’ fees. The claims are directed to a surgical system employing voice recognition for control of a surgical instrument. Each of the asserted claims are limited to a surgical system employing voice recognition for control of a surgical robot and literally read on the Company’s current AESOP product and the Company’s ZEUS and HERMES products to the extent they are used with AESOP. A jury trial has been held on the issues of patent invalidity due to lack of enablement and failure to disclose the best mode in addition to damages. The Company’s defense of unenforceability due to prosecution laches was tried before the District Court Judge. The jury returned a verdict finding IBM’s United States Patent No. 6,201,984 valid, and finding Intuitive was damaged in an amount of $4.4 million. Prior to the jury’s verdict, the court ruled that the Company had not “willfully” infringed the patent. The court has not, at this time, given its verdict on the Company’s prosecution laches defense. A verdict in the Company’s favor on the prosecution laches defense could result in a finding that the patent is not enforceable and negate the damages verdict.

On September 20, 2002, a lawsuit was filed against the Company by Endoscopic Technologies, Inc., alleging breach of contract and related claims arising out of an agreement entered into between the two companies pursuant to which Endoscopic purchased equipment from the Company and was to become a distributor for the Company’s products. The lawsuit, which is currently pending in the Superior Court of California for the City and County of San Francisco, was recently served on the Company and no answer has been filed. The Company contends that the action is without merit and plans to vigorously defend this action. In addition, the Company will likely be filing a cross-complaint against Endoscopic seeking payment of more than $100,000 in outstanding invoices.

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

The Company’s success will depend, to a significant extent, upon its ability to enhance and expand the utility of its products so that they gain market acceptance. Failure to develop or introduce new products or product enhancements on a timely basis that achieve market acceptance could have a material adverse effect on the Company’s business, financial condition and results of operations. In the past, some of the Company’s competitors have been able to develop desirable product features (such as articulation of certain instruments and three dimensional visualization of their products) earlier than the Company. The Company’s inability to rapidly develop these features may have led to lower sales of some of the Company’s products. In addition, technological advances with other therapies could make such therapies less expensive or more effective than using the Company’s products and could render its technology obsolete or unmarketable. There can be no assurance that physicians will use the Company’s products to replace or supplement established treatments or that the Company’s products will be competitive with current or future technologies

The Company may not be able to expand its marketing distribution activities in order to market its products competitively.

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

The Company’s current directors and executive officers beneficially own approximately 20.8% of its outstanding common stock. These stockholders, acting together, have the ability to significantly influence the election of the Company’s directors and the outcomes of other stockholder actions and, as a result, direct the operation of its business, including delaying or preventing a proposed acquisition of the Company.

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

Failure to Satisfy NASDAQ National Market listing requirements may result in the Company’s stock being delisted from the NASDAQ National Market and being subject to restrictions on “Penny Stock”

The Company’s common stock is currently listed on the Nasdaq National Market under the symbol “RBOT.” For continued inclusion on the Nasdaq National Market, the Company must maintain, among other requirements, $10.0 million in stockholders’ equity, a minimum bid price of $1.00 per share, and a market value of its public float of at least $5.0 million. On October 31, 2002, with the proceeds from the private placement of preferred stock, the Company has achieved compliance with the new minimum stockholders’ equity standard. In the event that the Company fails to maintain the minimum stockholders’ equity standard or other listing standards on a continuous basis, the Company’s common stock may be removed from listing on the Nasdaq National Market. If the Company’s common stock is delisted from the Nasdaq National Market, and the Company is not able to list the shares on the Nasdaq Small Cap Market or another exchange, trading of its common stock, if any, would be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the NASDAQ’s “Electronic Bulletin Board.” As a result, stockholders could find it more difficult to dispose of, or to obtain accurate quotations as to the value of the Company’s common stock, and the trading price per share could decline.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments include cash and short-term investment grade debt securities. At September 30, 2002 the carrying values of the Company’s financial instruments approximated their fair values based on current market prices and rates.

It is the Company’s policy not to enter into derivative financial instruments. The Company does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, the Company does not believe that it has a significant currency exposure at September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(1)         Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and its chief accounting officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 (c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(2)         Changes in Internal Controls and Procedures.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LITIGATION

On May 10, 2000, the Company filed a lawsuit in United States District Court alleging that Intuitive Surgical’s da Vinci surgical robot system infringes on its United States Patent Nos. 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664, 5,855,583 and 6,063,095. Subsequently, Computer Motion’s complaint was amended to add allegations that Intuitive’s da Vinci surgical robot infringed two additional Computer Motion patents United States Patent Nos. 6,244,809 and 6,102,850. These patents concern methods and devices for conducting various aspects of robotic surgery. Intuitive has served an Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. Discovery is still underway. The parties have filed cross motions for summary judgment on the issue of patent infringement relating to the ’108, ’664, ’809, and ’850 patents which have not been ruled upon by the Court at the present time. Trial is set for April 2003.

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

On March 30, 2001, Intuitive and IBM Corporation filed suit alleging that the Company’s AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984 which was issued on March 13, 2001. The complaint seeks damages, a permanent injunction, and costs and attorneys fees. Each of the asserted claims is limited to a surgical system employing voice recognition for control of a surgical instrument and literally read on Computer Motion’s current AESOP product and Computer Motion’s ZEUS and HERMES products to the extent they are used with AESOP. A jury trial has been held on the issues of patent invalidity due to lack of enablement and failure to disclose the best mode in addition to damages. The Company’s defense of unenforceability due to prosecution laches was tried before the District Court Judge. The jury returned a verdict finding IBM’s United States Patent No. 6,201,984 valid, and finding Intuitive was damaged in an amount of $4.4 million. Prior to the jury’s verdict, the court ruled that the Company had not “willfully” infringed the patent. The court has not, at this time, given its verdict on the Company’s prosecution laches defense. A verdict in the Company’s favor on the prosecution laches defense could result in a finding that the patent is not enforceable and negate the damages verdict.

On September 20, 2002, a lawsuit was filed against the Company by Endoscopic Technologies, Inc., alleging breach of contract and related claims arising out of an agreement entered into between the two companies pursuant to which Endoscopic purchased equipment from the Company and was to become a distributor for the Company’s products. The lawsuit, which is currently pending in the Superior Court of California for the City and County of San Francisco, was recently served on the Company and no answer has been filed. The Company contends that the action is without merit and plans to vigorously defend this action. In addition, the Company will likely be filing a cross-complaint against Endoscopic seeking payment of more than $100,000 in outstanding invoices.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Note Payable Shareholder

During the quarter ended September 30, 2002, the Company received a bridge loan advance in the aggregate amount of $1,000,000 from Robert W. Duggan, the Company’s Chairman and Chief Executive Officer. Subsequent to September 30, 2002, the Company negotiated final terms of the bridge loan with another investor and, in connection therewith, the Company issued unsecured, 180-day promissory notes for $1,000,000 to Robert W. Duggan and the other bridge lender. The notes then were converted into shares of Series C Preferred Stock issued in the Company’s recent private placement, except that the conversion of Mr. Duggan’s note is subject to the stockholder approval. Interest accrues at 8.5% per annum on the promissory notes and is convertible into shares of the Company’s Series C Convertible Preferred Stock, subject to stockholder approval at a special meeting to be held early next year (See Note 12 – “Subsequent Event”)

Accounts Receivable Financing

In January 2002, the Company entered into a secured, revolving line of credit (or factoring agreement) with a third party financing company. This line of credit provides for borrowings up to $2,000,000 based on eligible domestic trade receivables at a factoring fee of 2%, plus a financing fee of prime rate plus 3%, and is secured by all of the assets of the Company. The six-month term of this revolving line of credit expired in July 2002 and was not renewed. As of September 30, 2002 no amounts were outstanding under the accounts receivable financing agreement.

Private Placement of Common Stock

On February 13, 2002, the Company raised net proceeds of approximately $10,527,000 through the sale and issuance of shares of its common stock to certain institutional and accredited investors, including Robert W. Duggan, the Company’s Chief Executive Officer and Chairman. The proceeds from the sale of the

Company’s common stock was used to retire approximately $2,360,000 in debt (including the remaining principal and accrued interest of $968,000 under a promissory note payable to Mr. Duggan) and the remainder of the proceeds were used to fund working capital needs due to investments in clinical trials, research and development, sales and marketing programs and for other general operating requirements. In February 2002, the Company issued 328,689 additional shares of its common stock to certain vendors who agreed to cancel $1,395,000 of accounts payable owed to these vendors as consideration for their shares.

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

ITEM 4. SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS.

On July 16, 2002, the Company held its annual meeting of the stockholders with stockholders holding 14,329,035 shares of Common Stock (representing (83.2%) of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. Daniel R. Doiron, Robert W. Duggan, Jeffrey O. Henley, and Yulun Wang were listed as management’s nominees in the proxy statement and were elected as directors at the meeting. The votes for each nominee were as follows:

Name	Number of Affirmative Votes	Number of Negative Votes
Daniel R. Doiron	13,882,324	446,711
Robert W. Duggan	13,814,845	514,190
Jeffrey O. Henley	13,882,324	446,711
Yulun Wang	13,884,984	444,051

Also at the meeting, the Company sought an amendment to the Computer Motion Stock Purchase Plan to increase the total number of shares issuable thereunder. The proposal was approved with 13,903,001 affirmative votes, 287,441 negative votes and 138,593 abstentions.

In addition, at the meeting, the Company sought approval of the issuance of shares of the Company’s Common Stock upon exercise of certain warrants if the exercise price of such warrants is ever adjusted upon certain dilutive issuances. The proposal was approved with 5,777,120 affirmative votes, 706,522 negative votes and 980,384 abstentions.

In addition, at the meeting, the Company sought approval for the ratification of Ernst & Young LLP as its independent public accountants for the fiscal year ending December 31, 2002. This proposal was approved with 14,289,025 affirmative votes, 10,350 negative votes and 29,660 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.)	Exhibits

99.1 Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.2 Certification of Periodic Report by Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

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

Date: November 14, 2002	COMPUTER MOTION, INC.

	By:	/s/ Robert W. Duggan

Robert W. Duggan
Chairman of the Board of Directors
and Chief Executive Officer

	By:	/s/ Larry Redfern

Larry Redfern
Controller and Chief Accounting Officer

CERTIFICATIONS

I, Robert W. Duggan, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Computer Motion, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results or operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	COMPUTER MOTION, INC.

	By:	/s/ Robert W. Duggan

Robert W. Duggan
Chairman of the Board of Directors
and Chief Executive Officer

I, Larry Redfern, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Computer Motion, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results or operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant ’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	COMPUTER MOTION, INC.

	By:	/s/ Larry Redfern

Larry Redfern
Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description

99.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.2	Certification of Periodic Report by Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.