Form 10-K
period 2002-12-31
COMPUTER MOTION INC
filed 2003-03-28
CIK 906829

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                             FORM 10-K ANNUAL REPORT
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                          COMMISSION FILE NO. 000-22755

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

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)
                                ----------------
                          ----------------------------

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, or will not be contained, to the best of the Registrant's knowledge, in definitive proxy information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark if the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes[ ] No[X].

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on June 28, 2002, as reported by Nasdaq, was approximately $10,675,000. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of March 14, 2003 was 17,921,882 shares.

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

     Traditionally, the majority of all surgeries have been open, requiring large incisions measuring up to 18 inches to access the operative site. Although this approach can be highly effective, it often results in significant trauma, pain and complications, as well as significant costs related to lengthy postoperative convalescent periods for the patient. In an effort to minimize these negative factors, MIS techniques and related technologies have been developed. MIS has proven to be as effective as traditional open surgery while offering patients substantially reduced pain and trauma, shortened convalescent periods and decreased overall patient care costs. While these benefits are significant, the minimally invasive approach presents challenges to surgeons, including the intricate reconstruction of patient tissue by suturing, delicate manipulation of small anatomical features and constrained access to, and limited visualization of, the operative site.

     Computer Motion's vision is to bring the power of computers and robotics to the OR to facilitate a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive microsurgical procedures that are currently very difficult or impossible to perform. The Company works with leading practitioners in multiple surgical disciplines to develop new MIS procedures using the Company's products to provide better visualization and improved dexterity for the surgeon.

     The Company has developed four major products and a suite of supporting supplies, accessories and services. The four major products are the AESOP(R) Endoscope Postioner, a surgical robot capable of positioning an endoscope in response to a surgeon's commands; the ZEUS(R) Surgical System, a robotic platform designed to improve a surgeon's ability to perform complex surgical procedures and enable new, minimally invasive microsurgical procedures that are currently impossible or very difficult to perform; the HERMES(R) Control Center, a voice activated OR control system designed to enable a surgeon to directly control multiple OR devices, including the Company's AESOP system, through simple verbal commands; and the SOCRATES(TM) Telementoring System, an interactive telecollaborative system allowing a surgeon to mentor and collaborate with another surgeon during an operation. SOCRATES also allows a remote surgeon to participate in a surgery by remotely controlling AESOP, our endoscope-positioning robot.

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

     AESOP PLATFORM

     The Computer Motion AESOP system is a surgical robot which approximates the form and function of a human arm and allows control of the endoscope (a specially designed optical tube which, when connected to a medical video camera and light source, is passed into the body to allow the surgeon to view the operative site on a video monitor) using simple verbal commands. This eliminates the need for a member of a surgical staff to manually control the camera and provides a more stable endoscopic image and more precise positioning of the endoscope. The Company estimates that over 175,000 MIS procedures have been successfully assisted by more than 800 AESOP systems in more than 600 hospitals and surgery centers around the world.

     The AESOP platform is the world's first Food and Drug Administration ("FDA") cleared surgical robot and incorporates the world's first FDA-cleared voice control interface for use in the OR. The AESOP system was introduced in the fourth quarter of 1994. AESOP 2000 with voice control was introduced in the fourth quarter of 1996. The AESOP 3000 platform, introduced in December 1997, is the world's first FDA-cleared surgical robot capable of assisting in advanced minimally invasive cardiothoracic procedures. The AESOP 3000 robotic arm features added flexibility and functionality over its predecessor, adding the range of motion necessary for endoscopic viewing in the thoracic (chest) cavity. AESOP is cleared for use by the FDA in general surgery, ear nose throat,, cardio thorasic, urologic, vascular, bariatric, and gynecological procedures. The AESOP HR platform allows for control of AESOP through the HERMES Control Center. AESOP HR enables the operative surgeon to view the status of the AESOP device, save memory positions, and view the AESOP menu structure on a surgical monitor. The AESOP HR platform also allows the surgeon to adjust AESOP's speed to an optimal setting based on the constraints of the procedure.

     The introduction of the Alpha(TM) Virtual Port in June 2000 enabled the application of AESOP in open procedures, which is especially useful when used in conjunction with the EVOLVE education continuum. The Alpha Virtual Port provides a free-space pivot point for the use of AESOP in sternotomy accessed cardiac procedures as well as open abdominal procedures. The application of the Alpha Virtual Port in conjunction with AESOP is the first step in the EVOLVE program's step-wise transition from open to closed procedures. The Alpha Virtual Port allows the operative surgeon in-training to gain experience with the technology prior to advancing to a closed MIS procedure approach.

     Computer Motion has leveraged the core technologies underlying the AESOP platform to develop the ZEUS Surgical System, the HERMES Control Center, and the SOCRATES Telementoring System.

     ZEUS PLATFORM

     The Computer Motion ZEUS Surgical System is designed to fundamentally improve a surgeon's ability to perform complex, MIS procedures and to enable new, minimally invasive microsurgical procedures that are currently very difficult or impossible to perform with conventional surgical methods. The Company believes that these new MIS procedures will result in reduced patient pain and trauma, fewer complications, lessened cosmetic concerns, shortened convalescent periods and will increase the number of patients qualified for certain surgical procedures. As a result, the Company believes that an increase in minimally invasive procedures will produce lower overall healthcare costs to patients, hospitals and healthcare payors.

     The ZEUS platform is comprised of three surgeon-controlled robotic arms, one of which positions an endoscope while the other two hold disposable and reusable surgical instruments. Each arm is individually mounted on the operating room table using the standard table rails. Because the arms are attached to the table, the table can be adjusted during a surgical procedure without removing the instruments. The surgeon sits near the operating room table at an open, comfortable, and portable console. The open design of the console provides the surgeon with an unobstructed view of the patient and allows clear communication with the operating room staff. At the console, the surgeon controls the instrument handles and views the operative site on a 3D video monitor or a boom mounted 3D binocular display. ZEUS senses the surgeon's hand movements through the new MicroWrist surgeon interface. It then scales the surgeon's hand movements into precise, tremor-free micro movements at the operative site.

     The Company received the first in a series of FDA 510(k) clearances for ZEUS in October 2001. This 510(k) clearance allowed ZEUS to be used with blunt dissectors, retractors, atraumatic graspers and stabilizers during laparoscopic and thorascopic surgery. In September 2002, the company received an FDA 510(k) clearance for the marketing of ZEUS in general laparoscopic surgery. There are over 3.3 million general procedures performed annually in the United States. This clearance allows clinical use of the ZEUS system for a broad set of general surgery applications such as laparoscopic cholecystectomy and laparoscopic nissen fundoplication. The Company is also seeking additional FDA clearances for thoracic surgery, laparoscopic radical prostatectomy and cardiac procedures, with clinical trials ongoing.

     The Company believes that the ZEUS platform will provide clinicians with the following significant benefits:

     IMPROVED PRECISION. The ZEUS platform incorporates technology that is designed to enable a surgeon to scale his or her movements, allowing manipulation of instruments on a microsurgical scale while utilizing normal hand and arm movements. For instance, in microsurgical procedures which involve extremely small anatomical structures and which utilize sutures ranging from 20 to 40 microns (1/3 to 2/3 the width of a human hair), if a surgeon selects a scaling ratio of 4 to 1, each one inch movement by the surgeon would result in a 1/4 inch movement by the robotic surgical instruments. Various useful scaling ratios can be selected by the surgeon intra-operatively.

     IMPROVED DEXTERITY. The ZEUS platform is designed to enhance a surgeon's performance by enabling robotic manipulation of surgical instruments, as opposed to hand-held instruments, which are very difficult to manipulate manually when performing challenging minimally invasive surgery. For instance, a surgeon can activate and deactivate the instrument handles to further extend his or her range of motion to complete a particular movement, such as suturing, without having to physically contort his or her arms. In addition, in order to gain anatomical access to certain regions of the body in a minimally invasive manner, the robotic instruments can be placed in positions that would be extremely difficult for a surgeon to manipulate manually using conventional MIS techniques due to the distance between the instruments and their relative positions to each other.

     ELIMINATION OF INVOLUNTARY HAND TREMOR. The ZEUS platform is designed to hold the surgical instruments and the endoscope in a steady manner, eliminating a surgeon's incidental and unintended hand motions and tremors, which are intensified when holding surgical instruments for, extended periods of time.

     ENHANCED VISUALIZATION. The ZEUS platform incorporates a robotic arm, which controls the endoscope to produce a steady, magnified video image displayed directly in front of the surgeon, which facilitates performance of MIS procedures. ZEUS also provides a state of the art stereo 3D endoscope system attached to the robotic arm.

     IMPROVED MINIMALLY INVASIVE ANATOMICAL ACCESS. The ZEUS platform is designed to provide a surgeon with access to confined areas in the body and critical anatomical structures that are currently only accessible by means of highly invasive, open surgical procedures or multiple less invasive incisions. In the case of cardiac surgery, these less invasive approaches can require multiple 3 to 5 inch incisions and often involve the removal of rib cartilage, rib spreading and nerve trauma. In contrast, the ZEUS system is designed to provide a surgeon with complete access to the heart through several 3 to 5 millimeter ports.

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

     The ZEUS system is designed as an open platform system. This allows products from other corporations to integrate into the system. The Company has entered into alliances with these outside companies to develop complementary products to the ZEUS system, and to often offer their products as components of the ZEUS system. Included in these are: (i) visualization systems from Karl Storz, GMBH, Vista Medical Technologies, Inc., and Smith and Nephew Endoscopy; (ii) instrumentation from Scanlan International, Inc. and Karl Storz, GMBH, (iii) sutures from W.L. Gore & Associates and (iv) other specialty instruments from various medical device companies.

     HERMES PLATFORM

     The modernization of the OR has resulted in numerous medical devices that aid a surgeon, but also increase the complexity and costs of the OR. In many instances, these devices are manually controlled and monitored by someone other than a surgeon in response to a surgeon's spoken commands and request for status. The HERMES Control Center is designed to enable a surgeon to directly control multiple OR devices, including the Company's AESOP system, through simple verbal commands. The HERMES Control Center provides standardized visual and digitized voice feedback to a surgical team. The Company believes that the enhanced control and feedback provided by the HERMES Control Center improves safety, increases efficiency, shortens procedure times and reduces cost.

     HERMES is a centralized control system that networks multiple HERMES-Ready(TM) medical devices and provides the surgeon and OR staff with direct control using simple verbal commands or an interactive touch screen pendant. The HERMES system provides both visual graphic feedback and digitized audio feedback to the surgical team. The visual feedback is displayed directly on the endoscopic video monitor and the digitized audio feedback provides valuable device-specific status information. The 28+ FDA-cleared devices controlled by the HERMES system include: endoscopic cameras, overhead cameras, light sources, insufflators, arthroscopic shavers, arthroscopic pumps, VCRs, printers, digital image capture device, OR lights, surgical tables, electrosurgical units, and the Company's telephone, port expander, AESOP and ZEUS systems. The HERMES-Ready interfaces for these cleared devices were created in collaboration between the Company and various HERMES alliance partners, such as Stryker Endoscopy, Smith and Nephew Endoscopy, Berchtold, Steris, Skytron, ValleyLab (TYCO), and ConMed. There is additional HERMES interface projects currently under development with these same HERMES alliance partners for an additional ten devices. These models are expected to release for commercial sale during the year 2003.

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

     The Company has also entered into two additional HERMES alliance agreements with Smith & Nephew Endoscopy and Karl Storz Endoscopy America. Both Smith & Nephew and Karl Storz are leading manufacturers of endoscopic medical equipment. These agreements define collaboration between the Company and these two medical device companies to create HERMES-Ready interfaces for 40 additional medical device models. This engineering development work is currently underway, and the Company expects to make additional 510(k) submissions to the FDA in 2003 to allow some of these devices to be released for sale by Smith & Nephew and Karl Storz during 2003. Smith & Nephew will market a HERMES system as a component of their integrated digital OR offering. Karl Storz will distribute a HERMES related product that allows device integration with their integrated OR1 offering.

     The Company intends to partner with other medical device manufacturers to expand the number and type of devices to be integrated with HERMES, including cautery/cutting devices, various imaging systems, devices for the cardiac catheter laboratory, and other equipment for varying clinical environments.

     SOCRATES PLATFORM

     The SOCRATES Telementoring System is the latest generation technology platform currently under development by the Company. SOCRATES enables remote access to HERMES networked devices via proprietary software and standard teleconferencing components. The SOCRATES system allows an operative surgeon to virtually, cost-effectively, and on an as-needed basis, communicate with a remote surgeon. SOCRATES enables the remote surgeon to help direct a surgical procedure thereby augmenting the operative surgeon's prior training experience.

     The SOCRATES system enhances the utility of the HERMES Control Center with the AESOP-HR system by providing shared-remote control capability of the endoscope. The SOCRATES system provides the remote surgeon with an interface to the AESOP-HR system, enabling the remote surgeon to share control of the endoscope with the operative surgeon. AESOP's precision and stability ensure the remote surgeon's views are tremor-free and accurately positioned. It is common for surgeons to remotely collaborate; however, without the SOCRATES system, a remote surgeon is typically only able to view video of a procedure and provide feedback through video overlay and verbal commands. The SOCRATES system enhances this collaboration by making it more interactive by allowing remote physical control of the endoscope in the operating room.

     In October 2001, the Company received FDA clearance for the Socrates Telementoring System for use as a point-to-point communication system, under the newly created FDA device category called "Telemedicine devices."


MANUFACTURING AND SUPPLIERS

     The Company's manufacturing operations are required to comply with the FDA's Quality System Regulation ("QSR"), which addresses the design, controls, methods, facilities and quality assurance used in manufacturing, packing, storing and installing medical devices. In addition, certain international markets have quality assurance and manufacturing requirements. Specifically, the Company is subject to the compliance requirements of ISO 9001, EN46001, the Medical Device Directive and Conformity Europeane ("CE") mark directives which impose certain procedural and documentation requirements with respect to device design, development, manufacturing and quality assurance activities. The Company has obtained such certification and is subject to audit on an annual basis for compliance. The Company assembles all four of its product lines (AESOP, ZEUS, HERMES and SOCRATES) in its 7,200 square foot manufacturing facility in Goleta, California. Certain accessories and components are produced by qualified third party vendors. The manufacturing and assembly of the Company's products is a complex and lengthy process involving a significant number of parts, assemblies and procedures.

     The Company purchases both custom made and stock components from a large number of qualified suppliers and subjects them to stringent incoming quality inspections. As part of the Company's supplier qualification process, the Company periodically conducts quality audits of its suppliers. The Company relies on independent manufacturers, some of which are single source suppliers for the manufacture of the principal components of its products. Shortages of raw materials, production capacity constraints or delays on the part of the Company's suppliers could negatively affect the Company's ability to ship products and derive revenue. In some instances, the Company relies on companies that are sole suppliers of key components of its products. If one of these sole suppliers goes out of business, the Company could face significant production delays until an alternate supplier is found, or until the product could be redesigned and revalidated to accommodate a new supplier's replacement component.


COMPETITION

     There are four levels of competition for the Company's products; pharmaceutical therapy, traditional methods of surgery, new approaches to MIS, and direct competition in robotic surgery. All four of the Company's major systems face different levels of competition in each of these areas.

     Traditional methods of surgery have been in effect for over one hundred years. These methods often involve large incisions in the patient's body and long recovery times. The challenge for the Company is to convince surgeons and administrators to convert to a minimally invasive approach to surgery through robotics. This requires the surgeons and hospitals to expend significant amounts of time and money in installation of the equipment and training on new procedures. The Company also needs to convince potential patients of the safety and benefits of surgery using the Company's products. Many medical conditions that can be treated by the Company's products can also be treated with pharmaceuticals or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use.

     The field of MIS is growing rapidly. Several companies have developed new minimally invasive technologies and techniques, which are alternatives to the techniques and products the Company offers. Many of these companies are well established in the medical industry including Boston Scientific Corporation, C.R. Bard, Inc., Edwards Life Sciences, Guidant Corporation, Heartport, Inc., St. Jude and Ethicon Endo-Surgery, Inc., divisions of Johnson & Johnson, Inc., Medtronic Inc., and United States Surgical Corporation, a division of Tyco International Ltd. These companies offer non-robotic surgical tools and techniques involving hand held instruments and manually controlled visualization or catheter based therapies such as stenting (mechanical devices which hold a blocked or occluded blood vessel open) and Percuaneous Transluminal Coronary Angioplasty (often referred to as PTCA, which is the introduction of a small balloon into a vessel to force open the blocked or occluded vessel).

     Direct competition with the Company's products is relatively limited. The Company's AESOP product is fairly unique with only a single competitor, Armstrong Healthcare Ltd. Besides this single competitor, there is no direct competition other than a person physically holding an endoscope or the use of a static arm fixed positioner.

     There are a limited number of companies that have developed computer assisted and robotic surgical systems that compete to varying degrees with the Company's ZEUS system. These include EndoVia Medical, Inc. (formerly Brock Rogers Surgical, Inc.) and Intuitive Surgical, Inc. Several other companies produce computer assisted and robotic surgical devices that do not directly compete with the potential surgical procedures for ZEUS. These include Integrated Surgical Systems, Inc., Johns Hopkins University Engineering Research Consortium, Maquet AG, MicroDexterity Systems, Inc, Ross-Hime Designs, Inc and Stereotaxis, Inc.

     The Company's SOCRATES system is unique in its ability to remotely control a robotic arm. There are numerous video conferencing products and companies which could provide remote audio and video feeds from the OR, as well as telestration capabilities.


MARKETING

     The Company's products are sold throughout the world. Orders are shipped as they are received and, therefore, no material backlog has existed to date. For the year ended December 31, 2002, no single customer accounted for more than 10% of revenue. As of December 31, 2002, two customers each accounted for 14% of accounts receivable and two other customers accounted for 11% and 10% of accounts receivable, respectively. For the year ended December 31, 2001, the Company had one distributor, SIC System SRL of Italy, which accounted for approximately 6% of the revenue for the year and 17% of the accounts receivable balance. For the year ended December 31, 2000, the Company had one distributor, Kino Corporation of Japan, which accounted for approximately 21% of the revenue for the year and 18% of accounts receivable and a second customer, Endoscopic Technologies, Inc., that accounted for approximately 10% of the revenue for the year and 15% of accounts receivable.

     Should the Company cease to use current distributors to distribute products throughout the world, it would have to identify new distributors to service these markets. While this may cause a delay in revenues in the short term, in the long term, the Company believes that it would be possible to secure new distributors.

     In the United States, the Company sells directly to hospitals through an employee based sales organization. In Western Europe, the Company also has an employee based sales organization, which is principally focused on sales in France and Germany. The Company has co-marketed the ZEUS product line with

SIC System, SRL in Italy and Medtronic, Inc. in Europe, the Middle East and Africa. The Company's agreement with Medtronic expired on December 31, 2001. Throughout the rest of the world, the Company uses independent distributor organizations including Kino Corporation and the Ethicon Endo-Surgery Division of Johnson & Johnson, Inc. Under the Company's OEM agreement with Stryker Corporation, Stryker may distribute the Company's HERMES product for control of various Stryker endoscopic devices on a worldwide basis.

     In November 2001, the Company entered into a HERMES alliance agreement with Smith and Nephew Endoscopy, and, in February 2002, with Karl Storz Endoscopy America. Both Smith & Nephew and Karl Storz are leading manufacturers of endoscopic medical equipment. These agreements define a collaboration between the Company and each of these two medical device companies to create HERMES-Ready interfaces for 40 additional medical device models.


RESEARCH AND DEVELOPMENT

     The Company's research and development function is focused on the development of new procedures, new medical products and improvements to existing products. In addition, research and development expense reflects the Company's efforts to obtain additional FDA approval of certain products and processes and to maintain the highest quality standards of existing products. The Company's research and development expenses were $10,903,000 (45% of revenue), $12,034,000 (47% of revenue), and $11,564,000 (53% of revenue) for the years ended December 2002, 2001 and 2000, respectively.


GOVERNMENT REGULATION

     The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in most instances, by state and foreign governmental authorities. Under the Federal Food, Drug and Cosmetic Act, and regulations thereunder, manufacturers of medical devices must comply with certain policies and procedures that regulate the composition, labeling, testing, manufacturing, packaging and distribution of medical devices. In July 2000, the FDA notified the Company that robotic surgical systems would be reviewed and cleared for market under the 510(k) premarket notification pathway that is currently applied to most medical devices, including the Company's AESOP, HERMES, SOCRATES and ZEUS products. The Company currently has 15 premarket notifications completed as listed on the FDA web-site (www.accessdata.fda.gov). ZEUS follows the 510(k) approval process, however, clearance for some indications for use required clinical studies. Some future indications may also require clinical studies.

     The Company is currently enrolling patients in the following controlled clinical trials:

o Coronary Artery Bypass Grafting: The Company is now enrolling patients in a FDA-approved multi-center, non-randomized, controlled trial for coronary artery bypass grafting. This study, which will eventually involve several ZEUS sites, is a pivotal study required for FDA market clearance. The Company anticipates continuing this study throughout 2003.

o Internal Mammary Artery Harvesting: The Company received FDA approval to conduct a clinical trial at six sites using the ZEUS system to harvest the left internal mammary artery, a procedure that is part of a standard coronary artery bypass grafting surgery. The Company initiated this study in February 2001, completed the study in September 2002, and submitted a 510(k) application for non-intracardiac thoracoscopic clearance in November 2002. The Company received some minor questions from FDA relative to the submission, which were answered and submitted back to the Agency. The Company believes that it will receive FDA clearance of the 510(k) submission in the second quarter of 2003.

o General Laparoscopic: The Company has been very active in clinical research in the area of general laparoscopic surgery. The FDA has granted the Company IDE approval for a study on laparoscopic cholecystectomy (a procedure to remove the gall bladder) and laparoscopic nissen fundoplication (a procedure to correct acid reflux disease) . The Company sponsored randomized, controlled trials in the

     United States and Mexico for both of these procedures. The Company submitted a 510(k) application in April 2002 and received FDA clearance in September 2002.

     In addition to these trials, the Company is currently conducting feasibility studies in Mitral valve replacement and repair.

     The FDA may require testing and surveillance programs to monitor the effect of approved products, which have been commercialized, and it has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA also conducts inspections to determine compliance with both good manufacturing practice regulations and medical device reporting regulations. If the FDA were to conclude that the Company was not in compliance with applicable laws or regulations, it could institute proceedings to detain or seize products, issue a recall, impose operating restrictions, assess civil penalties against employees and recommend criminal prosecution. Furthermore, the FDA could proceed to ban, or request recall, repair, replacement or refund of the cost of, any device manufactured or distributed.

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

     The Company's business outside the United States is subject to medical device laws in individual foreign countries. These laws range from extensive device approval requirements in some countries to requests for data or certifications in other countries. Generally, regulatory requirements are increasing in these countries. In addition, government funding of medical procedures is limited and in certain instances being reduced. In the European Economic Union ("EEU"), the regulatory systems have been harmonized and approval to market in EEU countries can be obtained through a single agency. The Company's AESOP, HERMES and ZEUS products, are approved for CE-marking, enabling marketing of these devices throughout the EEU countries. In addition, these products are also approved in Canada, Middle East (Egypt, Saudi Arabia, and Israel), Korea, Taiwan, Singapore, Japan (clinical studies), and Mexico. AESOP is also approved in Australia.


PATENTS, LICENSES AND PROPRIETARY RIGHTS

     Protection of the Company's intellectual property is important to the Company's business. The Company maintains a policy of seeking device and method patents on its inventions, obtaining copyrights on copyrightable materials and entering into proprietary information agreements with its employees and consultants with respect to technology, which it considers important to its business. The Company also files for trademark registration and service mark registration on those marks, which may be used, in marketing efforts with respect to the products developed, sold and distributed by the Company. The Company also relies upon trade secrets, unpatented know-how and continuing technological innovation to develop and maintain its competitive position.

     The Company currently holds 24 issued United States patents, 7 foreign patents and has 75 domestic and foreign patent applications pending disclosing concepts related to medical devices and methods, medical robotics and speech recognition applications. The Company has filed corresponding international patent applications on certain of its key United States patents.

     There can be no assurance that patents will issue from any of the pending applications, or that issued patents will be of sufficient scope to provide meaningful protection of the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company. Notwithstanding the scope of the patent protection available to the Company, a competitor could develop other devices or methods for enabling MIS procedures that do not require the use of robotics or speech recognition tools, aspects of which are patented or pending patents.

     The Company is involved in substantial litigation regarding patents and other intellectual property rights (See Note 12). Litigation, which could ultimately result in substantial cost to and diversion of effort by the Company, has been necessary and may continue to be necessary to enforce patents issued or licensed to the Company, to protect trade secrets or know-how owned by the Company, or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Adverse determinations in such litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties and could prevent the Company from manufacturing, selling or using some or all of its products, any of which could have a material adverse affect on the Company's business, financial condition or results of operations.

     The Company believes that it has been vigilant in reviewing the patents of others with regard to the Company's products. However, from time to time, the Company has been and may continue to be subject to claims of, and legal actions alleging, infringement by the Company of the patent rights of others. For further discussion of the Company's current or threatened litigation see the description below in the section entitled "Litigation" Part I, Item 1.


PRODUCT LIABILITY AND INSURANCE

     Historically, the medical device industry has been subject to product liability claims. Such claims could be asserted against the Company in the future for events not known to management at this time. Management has adopted risk management practices, including procurement of product liability insurance coverage, which management believes are prudent.


EMPLOYEES

     As of December 31, 2002, the Company had 184 full-time employees including 79 employees in sales and marketing, 53 employees in research and development, 28 employees in production and 24 employees in administration. It has never experienced a work stoppage as a result of labor disputes and none of its employees are represented by a labor organization.


INDUSTRY SEGMENT AND INTERNATIONAL OPERATIONS

     The medical device industry is the single industry segment in which the Company operates. The Company's export revenues were $6,360,000 (26% of revenue), $10,273,000 (40% of revenue) and $9,290,000 (43% of revenue) in 2002,
2001 and 2000, respectively.

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


RECENT DEVELOPMENTS

     On March 7, 2003, the Company entered into an Agreement and Plan of Merger with Intuitive Surgical, Inc. At the effective time of the merger, Intuitive Merger Corporation, formerly Iron Acquisition corporation, a newly formed subsidiary of Intuitive Surgical, Inc., will be merged with and into Computer Motion, Inc., with Computer Motion, Inc. surviving the merger and continuing as a wholly owned subsidiary of Intuitive Surgical, Inc. Upon completion of the merger, each share of Computer Motion common stock will be converted into the right to receive a fraction of a share of Intuitive Surgical common stock. The fraction of a share of Intuitive Surgical common stock to be issued with respect to each share of Computer Motion common stock will be determined by a formula described in the merger agreement. Based on the capitalization of Intuitive Surgical and Computer Motion and the market price of Computer Motion common stock as of the date of this report and assuming that the merger is completed on June 20, 2003, we estimate that the exchange ratio will be approximately 0.52. The exchange ratio will be adjusted proportionately in the event that the proposed reverse split of Intuitive Surgical's common stock is approved by Intuitive Surgical's stockholders and implemented by Intuitive Surgical's board of directors.

The final exchange ratio will be calculated based on the total number of fully diluted shares outstanding for Intuitive Surgical and Computer Motion immediately prior to the effective time of the merger. The number of Computer Motion's fully diluted shares will vary based on the number of shares of Computer Motion common stock into which Computer Motion's Series D convertible preferred stock will be convertible and the number of shares of Computer Motion common stock which may be issued to pay accrued dividends on the Series D convertible preferred stock upon conversion. All shares of Computer Motion Series D convertible preferred stock will convert into shares of Computer Motion common stock immediately prior to the effective time of the merger. Under the terms of the Series D convertible preferred stock, in the event that the average of the closing bid prices of Computer Motion's common stock for the 20 consecutive trading days ending 15 days prior to the Computer Motion special meeting is below $1.86 per share, the conversion ratio for Computer Motion's Series D convertible preferred stock could increase. As a result, the exchange ratio in the merger may decrease and, therefore, Computer Motion common stockholders would receive a lesser number of Intuitive Surgical shares, and Computer Motion preferred stockholders would receive a greater number of Intuitive Surgical shares, in the merger. Stockholders may visit Intuitive Surgical's website, www.intuitivesurgical.com, or Computer Motion's website, www.computermotion.com, for announcements regarding the exchange ratio.
Computer Motion stockholders will receive cash in lieu of any fractional shares of Intuitive Surgical common stock.

     In connection with the proposed merger, Computer Motion and Intuitive Surgical have entered into a Loan and Security Agreement, under which Intuitive Surgical has agreed to provide a short-term secured bridge loan facility of up to $7.3 million. The loan will terminate and all outstanding amounts will become due and payable 120 days following termination of the merger agreement (the "Maturity Date"). Interest on the loan will accrue at a rate of 8% per annum and will be payable on the Maturity Date.

     Additionally, pursuant to the merger agreement, Computer Motion and Intuitive Surgical filed stipulations on March 10, 2003 to immediately stay all pending litigation proceedings between them until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to the cases being dismissed upon consummation of the transaction contemplated by the merger agreement.

     On March 6, 2003, the Company entered into a Stock Exchange Agreement (the "Exchange Agreement") with all of the holders of outstanding shares of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock pursuant to which such holders agreed to exchange their Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock for a like number of shares of the Series D-1 Convertible Preferred Stock and Series D-2 Convertible Preferred Stock. The shares of the Series D Convertible Preferred Stock will convert into shares of common stock immediately prior to the consummation of the merger described above. Pursuant to the terms of the Exchange Agreement, in the event the Company does not consummate the merger by September 30, 2003, the Company will file its Certificate of Designations Setting Forth the Preferences, Rights and Limitations of the Series E Convertible Preferred Stock with the Secretary of State of Delaware, and, holders of outstanding shares of Series D-1 Convertible Preferred Stock and Series D-2 Convertible Preferred Stock will have the right to exchange such Series D Convertible Preferred Stock for a like number of Series E Convertible Preferred Stock. As an inducement to the holders of shares of Series C Convertible Preferred Stock to enter into the Exchange Agreement, the Company has agreed to lower the exercise price of all outstanding Series C-1 warrants and Series C-2 warrants (described more particularly below) to $1.50 per share, provided that such holders exercise such warrants prior to 10 days following the mailing of a proxy statement relating to the Company's meeting of stockholders to approve the merger.

     On February 13, 2003, the Company entered into a Loan and Security Agreement with Agility Capital, LLC, for a short-term secured bridge loan in the aggregate principal amount of $2,300,000. The proceeds of the bridge loan were used to provide funds for the issuance of a letter of credit to support the issuance of a bond as required by the District Court of Delaware in response to litigation currently pending. The bridge loan is evidenced by a Secured Promissory Note that bears interest at a rate of 9% per annum, is secured by all of the Company's assets and is payable in full on November 12, 2003. In connection with the bridge loan, the Company issued to Agility Capital a warrant to purchase up to an aggregate of 500,000 shares of common stock at a purchase price of $0.97 per share. The Company is in the process of registering the resale of the shares on its registration statement of Form S-3 with the Securities and Exchange Commission.

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


THE COMPANY HAS A HISTORY OF LOSSES, AND EXPECTS TO INCUR LOSSES IN THE FUTURE SO IT MAY NEVER ACHIEVE PROFITABILITY.

     From the Company's formation, it has incurred significant losses. For the three years ended December 31, 2002, 2001, and 2000 the Company has incurred net losses of $21,151,000, $16,413,000 and $16,349,000, respectively. In addition, the Company has incurred net losses from operations since inception and as of December 31, 2002 has an accumulated deficit of $116,674,000. The Company expects to incur additional losses as it continues spending for research and development efforts, clinical trials, manufacturing capacity and sales force expansion. As a result, the Company will need to generate significant revenues to achieve and maintain profitability. The Company cannot assure its stockholders that it will ever achieve significant commercial revenues, particularly from sales of its ZEUS product line, which is still under development and awaiting additional FDA clearances for certain significant applications and procedures, or that the Company will become profitable. It is possible that the Company may encounter substantial delays or incur unexpected expenses related to the clinical trials, market introduction and acceptance of the ZEUS platform, or any future products. If the time required to generate significant revenues and achieve profitability is longer than anticipated, the Company may not be able to continue its operations.


SINCE THE COMPANY'S OPERATING EXPENDITURES CURRENTLY EXCEED ITS REVENUES, ANY FAILURE TO RAISE ADDITIONAL CAPITAL OR GENERATE REQUIRED WORKING CAPITAL COULD REDUCE THE COMPANY'S ABILITY TO COMPETE AND PREVENT IT FROM TAKING ADVANTAGE OF MARKET OPPORTUNITIES.

     The Company's operations to date have consumed substantial amounts of cash, and it expects its capital and operating expenditures will exceed revenues for at least the next year. The Company believes it will require substantial working capital to fund its operations for the current year and beyond. Management is in the process of pursuing financial arrangements to support operations through and after December 31, 2003. Management believes funding may be obtained from the following sources: current cash balances, the proceeds from the exercise of warrants, the issuance of additional debt or equity securities, funding from strategic partners and/or sale of assets. The Company cannot assure its stockholders that additional capital will be available on terms favorable to it, or at all. The various elements of the Company's business and growth strategies, including its introduction of new products, the expansion of its marketing and distribution activities, and obtaining regulatory approval or market acceptance will require additional capital. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund those business activities essential to its ability to operate profitably, including further research and development, clinical trials, and sales and marketing activities, would be significantly limited.


FAILURE TO COMPLETE THE MERGER WITH INTUITIVE SURGICAL COULD HAVE AN ADVERSE IMPACT ON THE COMPANY AND ITS STOCK PRICE

     Since entering into the merger agreement on March 7, 2003, the Company has made planning and operations decisions on the basis that the merger will be completed. These planning and operations decisions may have been different had the Company not entered into the merger agreement. For example, if the Company had not entered into the merger agreement, it may have pursued a debt or equity financing transaction in order to assure access to sufficient working capital as an independent company, rather than rely on the availability of Intuitive Surgical's cash assuming the merger will be completed. Moreover, the merger agreement contains restrictions on the Company's incurrence of debt and issuance of equity securities while the merger is pending. If the merger is not completed, not only will the Company not have the benefit of Intuitive Surgical's cash or have obtained other financing, but the Company also will have incurred a significant amount of non-operating expenses associated with the merger that it otherwise would not have incurred. Consequently, if the merger is not completed, the Company's financial condition likely will be worse than it would have been had it never entered into the merger agreement.

     If the Company and Intuitive Surgical fail to complete the merger, the Company will face the difficulties of competing with limited cash resources and will need to attempt to raise additional debt or equity capital. Such financing may be available only on terms materially adverse to the Company, and may not be available at all.

     Additionally, if the merger is not completed, the Company's stock would no longer be influenced by the exchange ratio established by the merger agreement, which could negatively impact the Company's current market valuation and stock price.


THE COMPANY HAS NOT OBTAINED THE CONSENT OF ARTHUR ANDERSEN LLP TO BE NAMED IN THIS FORM 10-K AS HAVING AUDITED THE COMPANY'S FINANCIAL STATEMENTS. THIS WILL LIMIT YOUR ABILITY TO ASSERT CLAIMS AGAINST ARTHUR ANDERSEN LLP.

After reasonable efforts, the Company has been unable to obtain the consent of Arthur Andersen LLP to the incorporation into the registration statement of their report with respect to the consolidated financial statements of the Company for the years ended December 31, 2001 and December 31, 2000 which appear in its Annual Report on Form 10-K for the year ended December 31, 2002. Under these circumstances, Rule 437(a) under the Securities Act of 1933 permits the registration statement to be filed without a written consent from Arthur Andersen. The absence of such consent may limit your recovery on certain claims. In particular, and without limitation, you will not be able to assert claims against Arthur Andersen under Section 11 of the Securities Act of 1933 for any untrue statement of a material fact contained in the consolidated financial statements of the Company for the years ended December 31, 2001 and December
31, 2000 or any omission to state a material fact required to be stated therein which appear in the Company's Annual Report on Form 10-K for the year ended December 31 ,2002.


THE CONVICTION OF ARTHUR ANDERSEN LLP ON OBSTRUCTION OF JUSTICE CHARGES MAY ADVERSELY AFFECT ARTHUR ANDERSEN'S ABILITY TO SATISFY CLAIMS ARISING FROM THE PROVISION OF AUDITING SERVICES TO THE COMPANY AND MAY IMPEDE THE COMPANY'S ACCESS TO CAPITAL MARKETS.

     Arthur Andersen LLP audited the Company's financial statements included in this form 10-K for the years ended December 31, 2001 and 2000. On March 14, 2002, an indictment was unsealed charging Arthur Andersen LLP with federal obstruction of justice arising from the government's investigation of Enron Corp. On June 15, 2002, Arthur Andersen LLP was convicted of these charges. The impact of this conviction on Arthur Andersen LLP's financial condition may adversely affect the ability of Arthur Andersen LLP to satisfy any claims arising from its provision of auditing services to the Company.

     Should the Company seek to access the public capital markets, SEC rules will require the Company to include or incorporate by reference in any prospectus three years of audited financial statements. The SEC's current rules would require the Company to present audited financial statements for one or more fiscal years audited by Arthur Andersen LLP and use reasonable efforts to obtain its consent until the audited financial statements for the fiscal year ending December 31, 2004 become available. If prior to that time the SEC ceases accepting financial statements audited by Arthur Andersen LLP, it is possible that the available audited financial statements for the years ended December 31, 2001 and 2000 audited by Arthur Andersen LLP might not satisfy the SEC's requirements. In that case, the Company would be unable to access the public capital markets unless an independent accounting firm, is able to audit the financial statements originally audited by Arthur Andersen LLP. Any delay or inability to access the public capital markets caused by these circumstances could have a material adverse effect on the combined company's business, profitability and growth prospects.

IF THE COMPANY'S PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE, THE COMPANY WILL NOT BE ABLE TO GENERATE THE REVENUE NECESSARY TO SUPPORT ITS BUSINESS.

     The Company anticipates that ZEUS will comprise a substantial majority of its sales in the future and its future success therefore depends on the successful development, commercialization and market acceptance of this product. Even if the Company is successful in obtaining the necessary regulatory clearances or approvals for ZEUS, its successful commercialization will depend upon the Company's ability to demonstrate the clinical safety and effectiveness, ease-of-use, reliability and cost-effectiveness of this product in a clinical setting. The Company cannot assure its investors that the FDA will allow it to conduct further clinical trials or that ZEUS will prove to be safe and effective in clinical trials under United States or international regulatory requirements. It is also possible that the Company may encounter problems in clinical testing that cause a delay in or prohibits commercialization of ZEUS. Moreover, the clinical trials may identify significant technical or other obstacles to overcome prior to the commercial deployment of ZEUS, resulting in significant additional product development expense and delays. Even if the safety and effectiveness of procedures using ZEUS are established, surgeons may elect not to recommend the use of the product for any number of reasons. Broad use of the Company's products will require significant surgeon training and practice, and the time and expense required to complete such training and practice could adversely affect market acceptance. Successful commercialization of the Company's products will also require that the Company satisfactorily address the needs of various decision makers in the hospitals that constitute the target market for its products and to address potential resistance to change in existing surgical methods. If the Company is unable to gain market acceptance of its products, the Company will not be able to sell enough of its products to be profitable, and the Company may be required to obtain additional funding to develop and bring to market alternative products.


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

     The Company's business currently depends in large part on its sales activities in Europe and Asia, and the Company intends to expand its presence into additional foreign markets. Sales to markets outside of the United States accounted for approximately 26% of the Company's sales for the year ended December 31, 2002. The Company is subject to a number of challenges that relate to its international business activities. These challenges include:

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

     The Minimally Invasive Surgery ("MIS") market has been, and will likely continue to be, highly competitive. Many competitors in this market have significantly greater financial resources and experience than the Company. In addition, some of our competitors, including Intuitive Surgical, have been, and may continue to be able to market their products sooner than the Company if they are able to achieve regulatory approval before the Company. Many medical conditions that can be treated using the Company's products can also be treated by pharmaceuticals or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other procedures could make such therapies more effective or less expensive than using the Company's products and could render the Company's products obsolete or unmarketable. As a result, the Company cannot be certain that physicians will use the Company's products to replace or supplement established treatments or that its products will be competitive with current or future technologies.


IF SURGEONS OR INSTITUTIONS ARE UNABLE TO OBTAIN REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR PROCEDURES USING THE COMPANY'S PRODUCTS, OR IF REIMBURSEMENT IS INSUFFICIENT TO COVER THE COSTS OF PURCHASING THE COMPANY'S PRODUCTS, THE COMPANY BE UNABLE TO GENERATE SUFFICIENT SALES TO SUPPORT ITS BUSINESS.

     In the United States, the Company's products are primarily acquired by medical institutions that bill various third-party payors, such as Medicare, Medicaid and other government programs, and private insurance plans for the healthcare services they provide their patients. Third-party payors are increasingly scrutinizing whether to cover new products and, if so, the level of reimbursement. There can be no assurance that third-party reimbursement and coverage for the Company's products will be available or adequate, that current reimbursement amounts will not be decreased in the future, or that future legislation, regulation or reimbursement policies of third-party payors will not otherwise affect the demand for the Company's products or the Company's ability to sell its products on a profitable basis, particularly if the Company's products are more expensive than competing surgical or other procedures. If third-party payor coverage or reimbursement is not available or inadequate, purchasers of the Company's products would lose their ability to pay for the Company's products, and the Company's ability to make future sales and collect on outstanding accounts would be significantly impaired, which would limit the Company's ability to operate profitably


IF THE COMPANY IS UNABLE TO PROTECT THE INTELLECTUAL PROPERTY CONTAINED IN ITS PRODUCTS FROM USE BY THIRD PARTIES, THE COMPANY'S ABILITY TO COMPETE IN THE MARKET WILL BE HARMED.

     The Company's success depends, in part, on its ability to obtain and maintain patent protection for its products by filing United States and foreign patent applications related to its technology, inventions and improvements. However, there can be no assurance that third parties will not seek to assert that the Company's devices and systems infringe their patents or seek to expand their patent claims to cover aspects of the Company's technology. As a result, there can be no assurance that the Company will not become subject to future patent infringement claims or litigation in a court of law, interference proceedings, or opposition to a patent granted in a foreign jurisdiction. The defense and prosecution of such intellectual property claims are costly, time-consuming, divert the attention of management and technical personnel and could result in substantial cost and uncertainty regarding the Company's future viability. Future litigation or regulatory proceedings, which could result in substantial cost and uncertainty, may also be necessary to enforce the Company's patent or other intellectual property rights or to determine the scope and validity of other parties' proprietary rights. Any public announcements related to such litigation or regulatory proceedings initiated by the Company, or initiated or threatened against the Company by its competitors, could adversely affect the price of the Company's stock.

     The Company also relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position, and the Company typically requires its employees, consultants and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationships. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any breach. Failure to protect the Company's intellectual property would limit its ability to produce and/or market its products in the future and would likely adversely affect the Company's revenues generated by the sale of such products.

THE COMPANY IS INVOLVED IN INTELLECTUAL PROPERTY LITIGATION WITH INTUITIVE SURGICAL AND BROOKHILL-WILK THAT MAY HURT THE COMPANY'S COMPETITIVE POSITION, MAY BE COSTLY TO THE COMPANY AND MAY PREVENT THE COMPANY FROM SELLING ITS PRODUCTS.

     On May 10, 2000, the Company filed a lawsuit in United States District Court alleging that Intuitive Surgical's da Vinci surgical robot system infringes on its United States Patent Nos. 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664, 5,855,583 and 6,063,095. Subsequently, Computer
Motion's complaint was amended to add allegations that Intuitive's da Vinci surgical robot infringed two additional Computer Motion patents United States Patent Nos. 6,244,809 and 6,102,850. These patents concern methods and devices for conducting various aspects of robotic surgery. Intuitive has served an Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. Discovery is still underway. The parties have filed cross motions for summary judgment on the issue of patent infringement relating to the '108, '664, '809, and '850 patents. The Court recently granted Intuitive's motion for summary judgment of non-infringement relating to the '850 patent. The Court also recently granted our motion for summary judgment relating to the '809 patent. The Court has not ruled on any of the remaining motions at this time. Pursuant to the merger agreement with Intuitive, Computer Motion and Intuitive filed on March 10, 2003, stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

     On or about December 7 and 8, 2000, the United States Patent and Trademark Office (USPTO) granted three of Intuitive's petitions for a declaration of an interference relating to the Company's 5,878,193, 5,907,664, and 5,855,583 patents. On March 30, 2002, the three judge panel of the Board of Patent Interferences issued decision orders on the parties' preliminary motions. The Board granted the Company's motion on Interference No. 104,643 and issued an order for Intuitive to show cause why judgment should not be entered against Intuitive on this interference. The Board denied the Company's motion on the Interference No. 104,644 and entered judgment against the Company. The Board denied the Company's motions on the Interference No. 104,645, deferred decision on two of Intuitive's motions, and granted-in-part, denied-in-part and deferred-in-part on one of Intuitive's motions. The Board's decision on Interference No. 104,645 invalidated some of the parties' claims, affirmed some of Intuitive's claims and provided for further proceedings related to two of our claims and is therefore not final. On July 25, 2002, Computer Motion filed a civil action seeking review of the two adverse decisions in the United States District Court for the District of California. Pursuant to the merger agreement with Intuitive, Computer Motion and Intuitive filed on March 10, 2003, stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

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

     On March 30, 2001, Intuitive and IBM Corporation filed suit alleging that the Company's AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984, which was issued on March 13, 2001. The complaint seeks damages, a preliminary injunction, a permanent injunction, and costs and attorneys' fees. The claims are directed to a surgical system employing voice recognition for control of a surgical instrument. Each of the asserted claims are limited to a surgical system employing voice recognition for control of a surgical robot and literally read on the Company's current AESOP product and the Company's ZEUS and HERMES products to the extent they are used with AESOP. A jury trial has been held on the issues of patent invalidity due to lack of enablement and failure to disclose the best mode in addition to damages. The Company's defense of unenforceability due to prosecution laches was tried before the District Court Judge. The jury returned a verdict finding IBM's United States Patent No. 6,201,984 valid, and finding Intuitive was damaged in an amount of $4.4 million. At December 31, 2002, the Company recorded a $4.4 million litigation provision for this related jury verdict that was recorded within the litigation provision within the accompanying consolidated statements of operations. In addition, the litigation provision included in the accompanying consolidated statements of operations includes legal expenses incurred during the three years ended December 31, 2002. Prior to the jury's verdict, the court ruled that the Company had not "willfully" infringed the patent. On December 10, 2002, the Court rendered an adverse decision on our prosecution laches defense and on December 11, 2002, issued a judgment in Intuitive's and IBM's favor based upon the earlier jury verdict and the Court's December 10, 2002 ruling. The case has entered the post-trial phase during which we will be seeking judicial review of the jury's verdict and the Court's December 10, 2002 ruling. Pursuant to the merger agreement with Intuitive, Computer Motion and Intuitive filed on March 10, 2003, stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

     The Company believes that all of its major product lines could be affected by this litigation. The patents subject to this litigation are an integral part of the technology incorporated in the Company's AESOP, ZEUS and HERMES product lines which together accounted for approximately 76% of its revenues for the year ended December 31, 2002. If the stay is lifted and the Company loses the counterclaim on the patent suit brought by Intuitive or the patent infringement claims by Intuitive or IBM or if the decision in Brookhill-Wilk v. Intuitive Surgical, Inc. is reversed, the Company may be prevented from selling its products as currently configured without first obtaining a license to the disputed technology from the successful party or modifying the product. Obtaining a license could be expensive, or could require that the Company license to the successful party some of its own proprietary technology, either of which result could seriously harm the Company's business. In the event that a successful party is unwilling to grant the Company a license, the Company will be required to stop selling its products that are found to infringe the successful party's patents unless the Company can redesign them so they do not infringe these patents, which the Company may be unable to do. Whether or not the Company is successful in these lawsuits in the event that the stay is lifted, the litigation could consume substantial amounts of the Company's financial and managerial resources. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of the Company's confidential information could be compromised by disclosure during the discovery process.


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

     The Company's current directors and executive officers beneficially own approximately 24.84% of its outstanding common stock. These stockholders, acting together, have the ability to significantly influence the election of the Company's directors and the outcomes of other stockholder actions and, as a result, direct the operation of its business, including delaying or preventing a proposed acquisition of the Company.


IF THE COMPANY LOSES ITS KEY PERSONNEL OR IS UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, THE COMPANY'S ABILITY TO COMPETE WILL BE HARMED.

     The Company's future business and operating results depend in significant part on its key management, scientific, technical and sales personnel, many of whom would be difficult to replace, and future success will depend partially upon the Company's ability to retain these persons and recruit additional qualified management, technical, marketing, sales, regulatory, clinical and manufacturing personnel. Competition for such personnel is intense and the Company may have difficulty attracting or retaining such personnel. In addition, the Company does not have employment agreements with the majority of its key personnel and also does not maintain life insurance on any of its employees that may make it more difficult to retain its key personnel in the future.


THE COMPANY'S FUTURE OPERATING RESULTS MAY FALL BELOW SECURITIES ANALYSTS' OR INVESTORS' EXPECTATIONS, WHICH COULD CAUSE THE COMPANY'S STOCK PRICE TO DECLINE AND DIMINISH THE VALUE OF ITS INVESTORS' HOLDINGS.

     The Company's results of operations may vary significantly from quarter to quarter depending upon numerous factors, including but not limited to, the following:

o delays associated with the FDA and other regulatory clearance and approval processes;

o    healthcare reimbursement policies;

o    timing and results of clinical trials;

o    demand for its products;

o    changes in pricing policies by the Company or its competitors;

o the number, timing and significance of its competitors' product enhancements and new products;

o    product quality issues; and

o    component availability and supplier delivery performance.

     In addition, the Company's operating results in any particular period may not be a reliable indication of its future performance. It is likely that in some future quarters, the Company's operating results will be below the expectations of securities analysts or investors. If this occurs, the price of the Company's common stock, and the value of its investors' holdings, will likely decline.


THE COMPANY MAY INCUR SUBSTANTIAL COSTS DEFENDING SECURITIES CLASS ACTION LITIGATION DUE TO ITS STOCK PRICE VOLATILITY.

     The market price of the Company's common stock is likely to be volatile and may be affected by a number of factors, including but not limited to, the following:

o actual or anticipated decisions by the FDA with respect to approvals or clearances of its competitors' products;

o    actual or anticipated fluctuations in its operating results;

o    announcements of technological innovations;

o new commercial products announced or introduced by the Company or its competitors;

o    changes in third party reimbursement policies;

o developments concerning the Company's or its competitors' proprietary rights;

o    conditions and trends in the medical device industry;

o    governmental regulation;

o    changes in financial estimates by securities analysts; and

o    general stock market conditions.

     Securities class action litigation has often been brought against companies when the market price of their securities declines. The Company could be especially prone to such risk because technology companies have experienced greater than average stock price volatility in recent years. If the Company were subject to securities litigation, the Company would incur substantial costs and divert management's attention defending any such claims.


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

     The Company's manufacturing experience to date has been focused primarily on assembling components produced by third-party manufacturers. In scaling up manufacturing of new products, the Company may encounter difficulties involving quality control and assurance, component availability, adequacy of control policies and procedures, lack of qualified personnel and compliance with the FDA's Quality System Regulations requirements. The Company may elect to internally manufacture components currently provided by third parties or to implement new production processes. The Company cannot assure its stockholders that manufacturing yields or costs will not be adversely affected by a transition to in-house production or to new production processes if such efforts are undertaken. If necessary, this expansion will require the commitment of capital resources for facilities, tooling and equipment and for leasehold improvements. Further, the Company's delay or inability to expand its manufacturing capacity or to obtain the commitment of such resources could result in its inability to meet demand for its products, which could harm the Company's ability to generate revenues, lead to customer dissatisfaction and damage its reputation.



THE USE OF THE COMPANY'S PRODUCTS COULD RESULT IN PRODUCT LIABILITY CLAIMS THAT COULD BE EXPENSIVE AND HARM ITS' BUSINESS.

     As a medical device manufacturer, the Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury or death. The Company also faces the possibility that defects in the design or manufacture of its products might necessitate a product recall. It is possible that the Company will experience losses due to product liability claims or recalls in the future. The Company currently maintains product liability insurance with coverage limits of $5,000,000, but future claims may exceed these coverage limits. The Company may also require increased product liability coverage as additional potential products are successfully commercialized. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. While the Company has not had any material product liability claims to date, its defense of any future product liability claim, regardless of its merit or eventual outcome, would divert management's attention and could result in significant legal costs. In addition, a product liability claim or any product recalls could also harm its reputation or result in a decline in revenues.


THE COMPANY'S CONTINUED GROWTH WILL SIGNIFICANTLY STRAIN ITS RESOURCES AND, IF THE COMPANY FAILS TO MANAGE THIS GROWTH, ITS ABILITY TO MARKET, SELL AND DEVELOP ITS PRODUCTS MAY BE HARMED.

     The Company's growth will continue to place significant demands on its management and resources. In order to compete effectively against current and future competitors, prepare products for clinical trials and develop future products, the Company believes it must continue to expand its operations, particularly in the areas of research and development and sales and marketing. It is likely that the Company will be required to implement additional operating and financial controls, hire and train additional personnel, install additional reporting and management information systems and expand its physical operations. The Company's future success will depend, in part, on its ability to manage future growth and the Company cannot assure its investors that it will be successful in doing so.


FUTURE SALES OF THE COMPANY'S COMMON STOCK COULD DEPRESS THE MARKET PRICE OF ITS COMMON STOCK.

     Future sales of the Company's common stock could depress the market price of its common stock. On March 12, 2003, the Company filed a registration statement on Form S-3 covering the resale of 500,000 shares of its common stock issuable upon exercise of a warrant. This registration statement has not been declared effective. On December 13, 2002, the Company filed a registration statement on Form S-3 (File No. 333-101830) covering the resale of up to an aggregate of 16,931,365 shares of its common stock issuable upon conversion of the Company's Series C Convertible Preferred Stock, as payment of dividends on the Series C Convertible Preferred Stock, as a conversion premium on the Series C Convertible Preferred Stock and upon exercise of certain warrants. This registration statement was declared effective on December 23. 2002. On February 28, 2002 the Company filed a registration statement on Form S-3 (File No. 333-83552) covering the resale of 5,075,771 shares of its common stock by certain selling stockholders. In addition, on or prior to February 13, 2002, the Company issued 2,911,039 shares of common stock upon conversion of all the shares of its Series B Convertible Preferred Stock. The Company filed a registration statement on Form S-3 (File No. 333-58962) covering the shares of common stock issued to holders upon the conversion of the Series B Convertible Preferred Stock and issuable upon exercise of certain warrants issued to the former holder of its Series B Convertible Preferred Stock. The Securities Exchange Commission declared this registration statement effective on September 24, 2001. In the future, the Company may issue additional options, warrants or other derivative securities convertible into its common stock. The public sale of the Company's common stock by the selling stockholders who control large blocks of its common stock could depress the market price of its common stock.


FAILURE TO SATISFY NASDAQ NATIONAL MARKET LISTING REQUIREMENTS MAY RESULT IN THE COMPANY'S STOCK BEING DELISTED FROM THE NASDAQ NATIONAL MARKET AND BEING SUBJECT TO RESTRICTIONS ON "PENNY STOCK".

     The Company's common stock is currently listed on the Nasdaq National Market under the symbol "RBOT." For continued inclusion on the Nasdaq National Market, the Company must maintain, among other requirements, $10.0 million in stockholders' equity, a minimum bid price of $1.00 per share, and a market value of its public float of at least $5.0 million. On December 31, 2002, the Company's stockholders' equity was $5.7 million, leaving the company non-compliant with the new minimum stockholders' equity standard on the Nasdaq National Market. In the event that the Company fails to maintain the minimum stockholders' equity standard or other listing standards on a continuous basis, the Company's common stock may be removed from listing on the Nasdaq National Market. If the Company's common stock is delisted from the Nasdaq National Market, and the Company is not able to list the shares on the Nasdaq Small Cap Market or another exchange, trading of its common stock, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or, if available, the NASDAQ's "Electronic Bulletin Board." As a result, stockholders could find it more difficult to dispose of, or to obtain accurate quotations as to the value of the Company's common stock, and the trading price per share could decline.

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

     A dealer that sells penny stock must send to the purchaser, within ten days after the end of each calendar month, a written account statement including prescribed information relating to the security. As a result of a failure to maintain the trading of the Company's stock on the Nasdaq National Market and the rules regarding penny stock transactions, the investors' ability to sell to a third party may be limited. The Company makes no guarantee that its current market makers will continue to make a market in its securities, or that any market for its securities will continue.

AVAILABLE INFORMATION

     The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on the Company's web site at www.computermotion.com.


ITEM 2.  PROPERTIES

     The Company leases approximately 45,000 square feet of office and manufacturing space in an office park in Goleta, California, approximately 1,100 square feet of office space in Shanghai, China, approximately 850 square feet of office space in Beijing, China and approximately 1,300 square feet of office space in Strasbourg, France. As of December 31, 2002, the Company had the following aggregate minimum lease payments for certain facilities: 2003- $1,032,000, 2004- $1,013,000, 2005-$766,000, 2006-$751,000 and thereafter
$273,000.


ITEM 3.  LEGAL PROCEEDINGS

     On May 10, 2000, the Company filed a lawsuit in United States District Court alleging that Intuitive Surgical's da Vinci surgical robot system infringes on its United States Patent Nos. 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664, 5,855,583 and 6,063,095. Subsequently, Computer
Motion's complaint was amended to add allegations that Intuitive's da Vinci surgical robot infringed two additional Computer Motion patents United States Patent Nos. 6,244,809 and 6,102,850. These patents concern methods and devices for conducting various aspects of robotic surgery. Intuitive has served an Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. Discovery is still underway. The parties have filed cross motions for summary judgment on the issue of patent infringement relating to the '108, '664, '809, and '850 patents. The Court recently granted Intuitive's motion for summary judgment of non-infringement relating to the '850 patent. The Court also recently granted our motion for summary judgment relating to the '809 patent. The Court has not ruled on any of the remaining motions at this time. Pursuant to the merger agreement with Intuitive, Computer Motion and Intuitive filed on March 10, 2003, stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

     On or about December 7 and 8, 2000, the United States Patent and Trademark Office (USPTO) granted three of Intuitive's petitions for a declaration of an interference relating to the Company's 5,878,193, 5,907,664, and 5,855,583 patents. On March 30, 2002, the three judge panel of the Board of Patent Interferences issued decision orders on the parties' preliminary motions. The Board granted the Company's motion on Interference No. 104,643 and issued an order for Intuitive to show cause why judgment should not be entered against Intuitive on this interference. The Board denied the Company's motion on the Interference No. 104,644 and entered judgment against the Company. The Board denied the Company's motions on the Interference No. 104,645, deferred decision on two of Intuitive's motions, and granted-in-part, denied-in-part and deferred-in-part on one of Intuitive's motions. The Board's decision on Interference No. 104,645 invalidated some of the parties' claims, affirmed some of Intuitive's claims and provided for further proceedings related to two of our claims and is therefore not final. On July 25, 2002, Computer Motion filed a civil action seeking review of the two adverse decisions in the United States District Court for the District of California.

     Pursuant to the merger agreement with Intuitive, Computer Motion and Intuitive filed on March 10, 2003, stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

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

     On March 30, 2001, Intuitive and IBM Corporation filed suit alleging that the Company's AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984, which was issued on March 13, 2001. The complaint seeks damages, a preliminary injunction, a permanent injunction, and costs and attorneys' fees. The claims are directed to a surgical system employing voice recognition for control of a surgical instrument. Each of the asserted claims are limited to a surgical system employing voice recognition for control of a surgical robot and literally read on the Company's current AESOP product and the Company's ZEUS and HERMES products to the extent they are used with AESOP. A jury trial has been held on the issues of patent invalidity due to lack of enablement and failure to disclose the best mode in addition to damages. The Company's defense of unenforceability due to prosecution laches was tried before the District Court Judge. The jury returned a verdict finding IBM's United States Patent No. 6,201,984 valid, and finding Intuitive was damaged in an amount of $4.4 million. Prior to the jury's verdict, the court ruled that the Company had not "willfully" infringed the patent. On December 10, 2002, the Court rendered an adverse decision on our prosecution laches defense and on December 11, 2002, issued a judgment in Intuitive's and IBM's favor based upon the earlier jury verdict and the Court's December 10, 2002 ruling. The case has entered the post-trial phase during which we will be seeking judicial review of the jury's verdict and the Court's December 10, 2002 ruling. Pursuant to the merger agreement with Intuitive, Computer Motion and Intuitive filed on March 10, 2003, stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

     The Company believes that all of its major product lines could be affected by this litigation. The patents subject to this litigation are an integral part of the technology incorporated in the Company's AESOP, ZEUS and HERMES product lines which together accounted for approximately 76% of its revenues for the year ended December 31, 2002. If the Company loses the counterclaim on the patent suit brought by Intuitive or the patent infringement claims by Intuitive or IBM or if the decision in Brookhill-Wilk v. Intuitive Surgical, Inc. is reversed, the Company may be prevented from selling its products as currently configured without first obtaining a license to the disputed technology from the successful party or modifying the product. Obtaining a license could be expensive, or could require that the Company license to the successful party some of its own proprietary technology, either of which result could seriously harm the Company's business. In the event that a successful party is unwilling to grant the Company a license, the Company will be required to stop selling its products that are found to infringe the successful party's patents unless the Company can redesign them so they do not infringe these patents, which the Company may be unable to do. Whether or not the Company is successful in these lawsuits, the litigation could consume substantial amounts of the Company's financial and managerial resources. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of the Company's confidential information could be compromised by disclosure during the discovery process.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 2002.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is quoted on the NASDAQ National Market under the symbol "RBOT." The high and low sale prices for the Company's common stock during 2002 and 2001 are set forth below:

                                                     High            Low
                                                    -------        -------
Year Ended December 31, 2002
Fourth Quarter                                      $  1.72        $  0.70
Third Quarter                                       $  2.40        $  0.53
Second Quarter                                      $  4.10        $  0.67
First Quarter                                       $  6.25        $  3.65

                                                     High            Low
                                                    -------        -------
Fourth Quarter                                      $  4.61        $  3.06
Third Quarter                                       $  4.80        $  3.02
Second Quarter                                      $  5.65        $  2.88
First Quarter                                       $  6.50        $  3.66

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

     The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by the Company's Board of Directors and will depend on the Company's financial condition, results of operations and other factors deemed relevant by its Board of Directors at the time. As of March 14, 2003, there were approximately 7,500 stockholders of record.

     On October 31, 2002, the Company entered into a Series C Convertible Preferred Stock Purchase Agreement with certain institutional and accredited investors, including Robert W. Duggan, the Company's Chairman and Chief Executive Officer. Under the terms of the Series C Stock Purchase Agreement, the Company sold a total of 7,370 shares of the Company's Series C Convertible Preferred Stock, including 6,299 shares of Series C-1 Convertible Preferred Stock and 1,071 shares of Series C-2 Convertible Preferred Stock, and Series C-1 warrants to purchase an aggregate of 1,473,745 shares of common stock at an initial exercise price of $1.80 per share and Series C-2 warrants to purchase an aggregate of 1,473,475 shares of common stock at an initial exercise price of $2.20 per share and warrants to purchase an aggregate of 290,306 shares of common stock at an exercise price of $.001 per share for aggregate consideration of $10,316,200. The $10,316,200 is exclusive of the $1,999,200 Robert W. Duggan investment made in January and March 2003. As part of the $10,316,200 aggregate consideration, the Company received $1,499,000 in cash for the purchase of 1,071,000 shares of Series C-2 Convertible Preferred Stock for which the shares were not issued as of December 31, 2002. These shares were issued in January 2002 and at December 31, 2002, have been shown as a stock subscription within the accompanying consolidated statements of stockholders' equity. At December 31, 2002 the fair value of the warrants issued, exclusive of Mr. Duggan's investment, was $2,507,000. In addition, the fair value of the beneficial conversion feature at December 31, 2002 was determined to be $3,244,000. At December 31, 2002, the accrued dividends payable were $179,000. On March 6, 2003, all holders of Series C convertible preferred stock agreed to exchange their shares for newly issued shares of Series D convertible preferred stock. The terms of the Series D convertible preferred stock eliminate certain provisions that were contained in the terms of the Series C convertible preferred stock that could have restricted the ability of the Company to enter into the merger agreement with Intuitive Surgical.

     In February 2002, the Company raised net proceeds of approximately $10,528,000 through the sale of 2,828,865 shares of common stock and the issuance of approximately 1,697,319 warrants to purchase common stock at $5.00 per share, with certain institutional and accredited investors, including Robert
W. Duggan, the Company's Chief Executive Officer and Chairman. The fair market value of these warrants was determined to be $3,590,000 under the Black-Scholes valuation model and was recognized as a direct cost of raising capital. In February $1,395,000 in accounts payable from certain vendors was exchanged for 328,689 shares of common stock. The proceeds from the sale of the Company's common stock were used to retire approximately $2,359,000 (including the note payable to Mr. Duggan) in debt and the remainder of the proceeds were used to fund working capital needs.

     On March 30, 2001, the Company entered into an Equity Line Financing Agreement with Societe Generale, under which the Company was entitled to issue and sell, from time to time, shares of the Company's common stock to Societe Generale. In connection with the Equity Line Financing Agreement, the Company filed a Registration Statement on Form S-2 (File No. 333-65952) covering the shares of the Company's common stock to be issued upon delivery of draw down notices. The parties terminated the Equity Line Financing Agreement on February 12, 2002. Prior to termination of the equity line, the Company raised $508,000 by issuing 111,615 shares to Societe Generale. The Company used these proceeds to fund working capital needs for clinical trials, research and development, and sales and marketing programs and for other general operating requirements.

     On February 16, 2001, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors. Under the terms of the Securities Purchase Agreement, the Company sold a total of 10,024 shares of the Company's Series B Convertible Preferred Stock and warrants to purchase 557,932 shares of the Company's common stock, for the total consideration of $10,024,000. In connection with this transaction, the Company filed Registration Statements on Form S-3 and Form S-2 (File Nos. 333-58962 and 333-65952 respectively) covering the shares of the Company's common stock, which were issued upon conversion of the shares of Series B Convertible Preferred Stock and will be issued upon exercise of the warrants. The Company used the proceeds from the sale of its Series B Convertible Preferred Stock to retire approximately $3 million in debt and the remainder will be used to fund working capital needs due to investments in clinical trials, research and development, and sales and marketing programs and for other general operating requirements.


PART II

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are derived from consolidated financial statements of Computer Motion, Inc. The consolidated financial statements for the year ended December 31, 2002 have been audited by Ernst & Young LLP, independent auditors. Ernst & Young LLP's report on the consolidated financial statements for the year ended December 31, 2002, which appears elsewhere herein, includes an explanatory paragraph which describes an uncertainty about Computer Motion, Inc.'s ability to continue as a going concern. The consolidated financial statements for the four years ended December 31, 2001 have been audited by other independent auditors. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

Years Ending December 31,
(in thousands except per share data)


                                       2002            2001            2000           1999             1998
                                     --------        --------        --------        --------        --------
Revenue                              $ 24,111        $ 25,531        $ 21,732        $ 18,058        $ 10,586
Net loss                             $(21,151)       $(16,413)       $(16,349)       $(13,375)       $(11,545)
Net loss per share                   $  (1.93)       $  (1.98)       $  (1.90)       $  (1.57)       $  (1.45)
Weighted average common shares
outstanding                            16,665          10,276           9,309           8,503           7,959
Total assets                         $ 21,850         $21,186         $23,089         $23,361         $30,444



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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company develops and markets proprietary robotic and computerized surgical systems that are intended to enhance a surgeon's performance and centralize and simplify a surgeon's control of the operating room ("OR"). The Company believes that its products will provide surgeons with the precision and dexterity necessary to perform complex, MIS procedures, as well as enable surgeons to control critical devices in the OR through simple verbal commands. The Company believes that its products will broaden the scope and increase the effectiveness of MIS, improve patient outcomes, and create a safer, more efficient and cost effective OR. On March 7, 2003, the Company entered into a merger agreement with Intuitive Surgical, Inc., pursuant to which the Company will become a wholly owned subsidiary of Intuitive Surgical upon completion of the merger, which is subject to stockholder approval and other closing conditions.

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

     Development revenue comes from the following three sources: (i), fees paid for the use of prototype product to perform limited, experimental procedures on animals, including minimally invasive coronary artery bypass grafts, anastomosis of the small bowel, and procedures involving the bile duct, urethral and iliac artery; (ii) fees paid in conjunction with the delivery of a tele-surgical system including technical and clinical support provided by the Company, in order to perform experimental surgeries in a laboratory setting, as well as possible clinical cases; and (iii) fees paid in conjunction with assisting other medical companies to prepare their private label medical devices to be compatible with the HERMES operating room control system.

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

     The Company recognizes revenue from the sale of products to end-users, including supplies and accessories, once shipment has occurred and all of the conditions of SAB 101 (items (a): through (d): as identified above) have been met (the Company's general terms are FOB shipping point; in those few cases where the customers terms are FOB their plant, revenue is not recognized until the Company receives a signed delivery and acceptance certificate). Revenue is recognized from the performance of services as the services are performed.

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

Critical Accounting Policies

     Accounting policies are integral to understanding this MD&A. The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company's accounting policies are described in Note 2 to the consolidated financial statements. Critical accounting estimates are described in this section. An accounting estimate is considered critical if: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate that would have a material impact on the Corporation's financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has discussed the development, selection and disclosures of these critical accounting estimates with the Audit Committee of the Company's Board of Directors, and the Audit Committee has reviewed the Company's disclosures relating to these estimates.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

     The Company recognizes product revenue, net of discounts, returns, and rebates in accordance with Statement of Financial Accounting Standards ("SFAS") 48, "Revenue Recognition When the Right of Return Exists", and Staff Accounting Bulletin (SAB) No.101. As required by these standards, revenue is recorded when persuasive evidence of a sales arrangement exists, delivery has occurred, the buyer's price is fixed or determinable, contractual obligations have been satisfied, and collectibility is reasonably assured. These requirements are met, and sales and related cost of sales are recognized primarily upon the shipment of products, or in the case of consignment inventories, upon the notification of usage by the customer. The Company records at the time of sale an allowance for estimated returns, based on historical experience, recent gross sales levels and any notification of pending returns. Should the actual returns differ from those estimated by the Company, additional adjustments to revenue and cost of sales may be required.

Accounts Receivable

     The Company markets its products to a diverse customer base, principally throughout the United States, Canada and Western Europe. The Company grants credit terms in the normal course of business to its customers, primarily hospitals, doctors and distributors. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined through review of their current credit information. The Company continuously monitors collections and payments from customers and maintains allowances for doubtful accounts for estimated losses resulting from the inability of some of its customers to make required payments. Estimated losses are based on historical experience and any specifically identified customer collection issues. If the financial condition of the Company's customers, or the economy as whole, were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. These adjustments would be included in selling, general and administrative expenses.

Inventories

     The Company values its inventory at the lower of cost, based on the first-in first-out ("FIFO") cost method, or the current estimated market value of the inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions differ from those projected by management, additional inventory valuation adjustments may be required. These adjustments would be included in cost of goods sold.

Warranties and Related Reserves

     The Company provides an accrual for the estimated cost of product warranties and product liability claims at the time revenue is recognized. Such accruals are based on estimates, which are based on relevant factors such as historical experience, the warranty period, estimated costs, levels of insurance and insurance retentions, identified product quality issues, if any, and, to a limited extent, information developed by the insurance company using actuarial techniques. These accruals are analyzed periodically for adequacy. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the warranty obligation is affected by reported rates of product problems and costs incurred in correcting product problems. Should actual reported problem rates or the resulting costs differ from the Company's estimates, adjustments to the estimated warranty liability may be required. These adjustments would be included in selling, general and administrative expenses.


RESULTS OF OPERATIONS

     For the year ended December 31, 2002 compared to the year ended December 31, 2001

     Revenue > Revenue decreased $1,420,000, or 6%, to $24,111,000 in 2002 from $25,531,000 in 2001. ZEUS revenues decreased $2,099,000, or 23%, due to a decrease in the number of units shipped which the Company believes was due, in part, to FDA approval coming later in the year than anticipated. AESOP revenues decreased $1,875,000, or 23%, due to fewer units shipped. HERMES revenue increased $628,000, or 15%, due primarily to increased demand from the Company's new OEM partner, Smith and Nephew. SOCRATES revenue increased $330,000, or 40%, over it's initial year as it continued to gain market acceptance. Development revenue decreased $765,000 due to the expiration of prior years' development agreements. Grant revenue increased $406,000, or 923%, as a result of a 3-year NIST grant the Company received in the fourth quarter of 2001. Recurring revenues increased $1,955,000, or 85%, as the installed base of robotic systems increased leading to more demand for parts, accessories, supplies and service.

     Revenues outside of the United States decreased $3,913,000, or 38%. Sales to Asia and Europe and the Middle East decreased by $695,000 and $4,916,000, respectively. This was partially offset by an increase in sales to Canada and South America of $1,698,000.

     Gross profit > Gross profit decreased $693,000, or 5%, to $14,251,000 in 2002 from $14,944,000 in 2001. Gross margin remained constant at 59% from year to year. The decrease in gross profit was a direct result of lower revenues.

     Selling, general and administrative > Selling, general and administrative expenses decreased $139,000, or 1%, to $17,895,000 in 2002 from $18,034,000 in
2001. The decrease was attributable to a smaller sales force early in 2002, which was not reorganized until later in the year.

     Research and development > Research and development expenses decreased $1,131,000, or 9%, to $10,903,000 in 2002 from $12,034,000 in 2001. The decrease was due primarily to the increased spending of $2,380,000 for the acceleration of clinical trials in the last six months of 2001. This expense increase more than offsets the transfer of the clinical development specialists from research and development expense to a selling expense in the second quarter of 2001, as well as, decreased spending over prior years for initial patent filings and professional fees.

     Other income / (expense) > Other expense was $53,000 in 2002 compared to $21,000 in 2001. In 2002, other expense included interest income on short-term deposits of $62,000, interest expense of $63,000 from debt used to finance ongoing operations, along with $30,000 of foreign currency transactions loss and $22,000 of miscellaneous other expenses.

     Income taxes > Minimal provisions for state income taxes have been recorded on the Company's pre-tax losses to date. At December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $78,718,000 and $14,074,000 respectively, which are available to offset future federal and state taxable income. Federal carryforwards expire between fifteen and twenty years after the year of loss and state carryforwards expire between five and ten years after the year of loss. The Company has provided a full valuation allowance on the deferred income tax asset because of the uncertainty regarding its realization.

     Revenue (quarterly analysis) > Revenue and units shipped by quarter for the year ended December 31, 2002 is shown in the attached table:

                                         Revenue by product line for the three months ended
-------------------------------------------------------------------------------------------------------------------------------
                                                      (Amounts in thousands)

                                                 Dec. 31, 2002   Sep. 30, 2002   Jun. 30, 2002    Mar. 31, 2002   Dec. 31, 2001
                                                 -------------   -------------   -------------    -------------   -------------
ZEUS surgical systems                                $3,159          $  601          $  983          $2,384          $3,741
AESOP surgical systems                                2,175           1,455           1,860             932           2,560
SOCRATES telementoring systems                          338              96             408             320             384
HERMES (systems, development, and supplies)           1,681           1,230             685           1,111           1,163
Grant revenue                                           128             132             101              88               -
Development revenue                                       -               -             184
Recurring revenue                                     1,341           1,020           1,027             856             622
                                                     ------          ------          ------          ------          ------
                                                     $8,822          $4,534          $5,064          $5,691          $8,654


                                    Units sold by product line for the three months ended
-----------------------------------------------------------------------------------------------------------------------------
                                        Dec. 31, 2002     Sep. 30, 2002    Jun. 30, 2002      Mar. 31, 2002     Dec. 31, 2001
                                        -------------     -------------    -------------      -------------     -------------
ZEUS surgical systems                          4                 1                 1                 4                 5
ZEUS surgical systems upgrades                 3                 2                 3                 3                 3
AESOP surgical systems                        31                22                26                14                38
SOCRATES telementoring systems                 4                 1                 5                 4                 4

     The Company does not believe that there are material seasonal trends. Since the first quarter of 1998, the Company has had quarter over quarter increases in revenues in all but five quarters. The Company is penetrating only a small fraction of the total potential market for its products. Although many medical conditions that can be treated using the Company's products can also be treated by pharmaceuticals and other medical devices, the Company does not believe that it encounters direct competition for its AESOP, HERMES or SOCRATES products. The Company believes that it has only one direct competitor for its ZEUS product. Because its AESOP, HERMES, SOCRATES and ZEUS products are comprised of relatively new technologies, and because the current customer profiles are made up of early adopters that share the Company's pioneering vision for these new technologies, the Company does not believe that there is any statistical significance to its quarterly increase or decrease variations in business levels. The challenges the Company faces in its attempt to increase market share today involve market acceptance and adoption of these new technologies. The Company believes that statistical significance in any increases or decreases will not occur until its products receive larger mass-market acceptance and adoption. In addition, the Company believes that the sales cycles for capital medical equipment is approximately three to six months, especially for innovative technology like the Company's AESOP, HERMES, SOCRATES and ZEUS products. Thus, sales in the fourth quarter originate in the third quarter, and sales in the first quarter originate in the fourth quarter of the prior year. The Company also believes that prospecting for new sales tends to fall off in the fourth quarter since its sales focus is on closing sales for the current calendar year and because there are fewer working days available due to the holiday season.

     The analysis of the Company's quarterly revenue changes is as follows:

     Revenue for the quarter ended March 31, 2002 compared to the quarter ended December 31, 2001.

     Revenue decreased $2,963,000, or 34%, to $5,691,000 for the quarter ended March 31, 2002 from $8,654,000 for the quarter ended December 31, 2001. ZEUS revenue of $2,384,000 for the quarter decreased $1,357,000 over the prior quarter due to fewer units being shipped. AESOP revenue of $932,000 for the quarter decreased $1,628,000 from the prior quarter due to fewer units being shipped. HERMES revenue of $1,111,000 for the quarter decreased $52,000 from the prior quarter due to decreased demand from the Company's HERMES alliance partner, Stryker Corporation. For the quarter ended March 31, 2002, the Company received approximately $88,000 of grant revenue from the 3-year NIST grant received late in 2001. Recurring revenue of $856,000 for the quarter increased $234,000 from the prior quarter as the Company's installed base of robotic systems continues to expand.

     Revenue for the quarter ended June 30, 2002 compared to the quarter ended March 31, 2002.

     Revenue decreased $627,000, or 11%, to $5,064,000 for the quarter ended June 30, 2002 from $5,691,000 for the quarter ended March 31, 2002. Revenues increased in all of the Company's product lines, except for ZEUS and HERMES. ZEUS revenue of $983,000 for the quarter decreased $1,401,000 from prior quarter as a result of fewer systems shipped. AESOP revenue of $1,860,000 for the quarter increased $928,000, or 100%, from the prior quarter as a result of a greater number of systems shipped. HERMES revenue of $685,000 for the quarter decreased $426,000, or 38%, from prior quarter due to decreased demand from the Company's HERMES alliance partner, Stryker Corporation. SOCRATES revenue of $408,000 increased $88,000, or 28% for the quarter as the product continued to gain market acceptance. Recurring revenue of $1,027,000 increased $171,000, or 20% for the quarter as the Company's installed base of robotic systems increased leading to greater demand for parts, accessories, supplies and service. Grant revenue of $101,000 remained relatively constant from the prior quarter.

     Revenue for the quarter ended September 30, 2002 compared to the quarter ended June 30, 2002.

     Revenue decreased $530,000, or 10%, to $4,534,000 for the quarter ended September 30, 2002 from $5,064,000 for the quarter ended June 30, 2002. ZEUS revenue of $601,000 for the quarter decreased

$382,000, or 39%, from the prior quarter as a result of a lower average selling price based on the same number of systems as well as fewer upgrades being shipped. AESOP revenue of $1,455,000 for the quarter decreased $405,000, or 22%, from the prior quarter primarily due to a decrease in the number of units shipped as well as a lower average selling price. HERMES revenue of $1,230,000 for the quarter increased $545,000, or 80%, over the prior quarter as one of the Company's HERMES alliance partners, Smith and Nephew, received their first production shipment of controllers. During the third quarter, Grant revenue of $132,000 and recurring revenue of $1,020,000 remained relatively constant from the prior quarter.

     Revenue for the quarter ended December 31, 2002 compared to the quarter ended September 30, 2002.

     Revenue increased $4,288,000, or 95%, to $8,822,000 for the quarter ended December 31, 2002 from $4,534,000 for the quarter ended September 30, 2002. Revenue for all of the Company's product lines increased from the prior quarter, with the exception of Grant revenue, which remained relatively constant. ZEUS revenue of $3,159,000 for the quarter increased $2,558,000, or 426%, from the prior quarter due to increased demand resulting from the Company's FDA approval. AESOP revenue of $2,175,000 for the quarter increased $720,000, or 49%, from the prior quarter as increased demand resulted in 31 units shipped. HERMES revenue of $1,681,000 for the quarter increased $451,000, or 37%, from prior quarter due to an increase in demand from the Company's HERMES alliance partners. SOCRATES revenue of $338,000 for the quarter increased $242,000, or 252% from the prior quarter due to increased demand resulting in four systems shipped. Recurring revenues of $1,341,000 for the quarter increased $321,000, or 31%, from the prior quarter, as the installed base of robotic systems increased leading to more demand for parts, accessories, supplies and service.

     For the year ended December 31, 2001 compared to the year ended December 31, 2000

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

     Gross profit > Gross profit increased $1,789,000, or 14%, to $14,944,000 in 2001 from $13,155,000 in 2000. Gross margin decreased to 59% in 2001 from 61% in 2000. The decrease in gross margin was primarily due to a shift in product mix with lower gross margins.

     Selling, general and administrative expenses increased $716,000, or 4%, to $18,034,000 in 2001 from $17,318,000 in 2000. The increase was due mainly to the addition of sales personnel and commission payments as the Company expanded its worldwide sales, service and training capability, and includes the transfer of the clinical development specialists from research and development expense. Professional fees increased related to the Company's patent infringement litigation.

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

     Other expense decreased to $21,000 in 2001 from $118,000 in 2000. In 2001, other expense included interest income on short-term deposits of $91,000, interest expense of $114,000 from debt used to finance ongoing operations, along with minor amounts on foreign currency transactions gains and other expense.

FINANCIAL CONDITION

     Since its inception, the Company's expenses have exceeded its revenues, resulting in an accumulated deficit of $116,674,000 as of December 31, 2002. Since its initial public offering, the Company has primarily relied on proceeds from issuance of preferred and common stock and bridge debt financing to fund its operations. At December 31, 2002, the Company's current ratio (current assets divided by current liabilities) was 1.125 to 1 versus 1.048 to 1 at December 31, 2001, reflecting an increase in current assets of $502,000 and a decrease in current liabilities of $621,000.

     For the year ended December 31, 2002, the Company's use of cash in operating activities of $18,459,000 was primarily attributable to the net loss, increase in inventories, decreases in accounts payable and deferred revenue, which was offset by a decrease in accounts receivable and an increase in accrued expenses. The Company's products are generally shipped FOB shipping point, with terms from 30 to 90 days for domestic sales and 60 to 180 days for foreign sales based on an acceptable credit determination.

     A significant amount of the Company's revenues come from sales to foreign customers (26% in fiscal year 2002). In addition, total revenues in the last four months of 2002 were $11,621,000, or 48% of annual revenues, compared to total revenues of $12,490,000, or 52% of annual revenues, in the first eight months of 2002. Furthermore, 26% of the revenues occurred within the last four weeks of the year. As a result of these facts, accounts receivable of $6,786,000 represents 58% of the last four months revenues at December 31, 2002.

     Due to the significant percentage of revenues recognized in the last four months of the year ended December 31, 2002 and the 60 to 180 day payment terms, foreign customers accounts receivable at December 31, 2002 comprised approximately 14% of revenue for the year ended December 31, 2002. The existing pattern of substantial receivable balances will remain for an indeterminate time due to the following factors: (i) a substantial portion of the revenues recognized are shipped in the last month of each quarter and (ii) terms with foreign customers are expected to remain at 60 to 180 days.

     Cash outflow from purchases of plant and equipment was $948,000 in 2002. The Company currently has no material commitments for capital expenditures. For the year ended December 31, 2002, net cash provided by financing activities of $21,044,000 was primarily the result of equity offerings during the course of the year.

     The Company's operations to date have consumed substantial amounts of cash, and the Company expects its capital and operating expenditures may exceed revenues for at least the next year. The Company raised additional funds through the following transactions.

     On March 7, 2003, the Company entered into an Agreement and Plan of Merger with Intuitive Surgical, Inc. At the effective time of the merger, Intuitive Merger Corporation, Inc., formerly Iron Acquisition corporation, a newly formed subsidiary of Intuitive Surgical, Inc., will be merged with and into Computer Motion, Inc., with Computer Motion, Inc. surviving the merger and continuing as a wholly owned subsidiary of Intuitive Surgical, Inc. As a result of the merger, Computer Motion common stockholders will be entitled to receive approximately ..52 shares of Intuitive Surgical common stock for each share of Computer Motion common stock that they own, subject to downward adjustment in the event that the average of the closing bid prices of Computer Motion common stock for the 20 consecutive trading days ending 15 days prior to the Computer Motion special meeting to approve the merger is below $1.86 per share. Computer Motion preferred stockholders will be entitled to receive approximately .52 shares of Intuitive Surgical common stock for each share of Computer Motion common stock into which the shares of Computer Motion preferred stock that they own would have been convertible, subject to upward adjustment in the event that the average of the closing bid prices of Computer Motion common stock for the 20 consecutive trading days ending 15 days prior to the Computer Motion special meeting to approve the merger is below $1.86 per share.

     In connection with the proposed merger, Computer Motion and Intuitive Surgical have entered into a Loan and Security Agreement, under which Intuitive Surgical has agreed to provide a short-term secured bridge loan facility of up to $7.3 million. The loan will terminate and all outstanding amounts will become due and payable 120 days following termination of the merger agreement (the "Maturity Date"). Interest on the loan will accrue at a rate of 8% per annum and will be payable on the Maturity Date.

     Additionally, pursuant to the merger agreement, Computer Motion and Intuitive Surgical filed stipulations on March 10, 2003 to immediately stay all pending litigation proceedings between them until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to the cases being dismissed upon consummation of the transaction contemplated by the merger agreement.

     On February 13, 2003, the Company entered into a Loan and Security Agreement with Agility Capital, LLC, for a short-term secured bridge loan in the aggregate principal amount of $2,300,000. The proceeds of the bridge loan were used to provide funds for the issuance of a letter of credit to support the issuance of a bond as required by the District Court of Delaware in response to litigation currently pending. The bridge loan is evidenced by a Secured Promissory Note that bears interest at a rate of 9% per annum, is secured by all of the Company's assets and is payable in full on November 12, 2003. In connection with the bridge loan, the Company issued to Agility Capital a warrant to purchase up to an aggregate of 500,000 shares of common stock at a purchase price of $0.97 per share. The Company is in the process of registering the resale of the shares on its registration statement of Form S-3 with the Securities and Exchange Commission.

     On October 31, 2002, the Company entered into a Series C Convertible Preferred Stock Purchase Agreement with certain institutional and accredited investors, including Robert W. Duggan, the Company's Chairman and Chief Executive Officer. Under the terms of the Series C Stock Purchase Agreement, the Company sold a total of 7,370 shares of the Company's Series C Convertible Preferred Stock, including 6,299 shares of Series C-1 Convertible Preferred Stock and 1,071 shares of Series C-2 Convertible Preferred Stock, and Series C-1 warrants to purchase an aggregate of 1,473,745 shares of common stock at an initial exercise price of $1.80 per share and Series C-2 warrants to purchase an aggregate of 1,473,475 shares of common stock at an initial exercise price of $2.20 per share and warrants to purchase an aggregate of 290,306 shares of common stock at an exercise price of $.001 per share for aggregate consideration of $10,316,200. The $10,316,000 is exclusive of the $1,999,200 Robert W. Duggan investment made in January 2003. As part of the $10,316,200 aggregate consideration, the Company received $1,499,000 in cash for the purchase of 1,071,000 shares of Series C-2 Convertible Preferred Stock for which the shares were not issued as of December 31, 2002. These shares were issued in January 2002 and at December 31, 2002, have been shown as a stock subscription within the accompanying consolidated statements of stockholders' equity. At December 31, 2002 the fair value of the warrants issued, exclusive of Mr. Duggan's investment, was $2,507,000. In addition, the fair value of the beneficial conversion feature at December 31, 2002 was determined to be $3,244,000. At December 31, 2002, the accrued dividends payable were $179,000. On March 6, 2003, all holders of Series C convertible preferred stock agreed to exchange their shares for newly issued shares of Series D convertible preferred stock. The terms of the Series D convertible preferred stock eliminates certain provisions that were contained in the terms of the Series C convertible preferred stock that could have restricted the ability of the Company to enter into the merger agreement with Intuitive Surgical.

     In February 2002, the holders of its Series B Preferred Stock converted all of their remaining shares into common stock of the Company. Approximately 2,520,000 common shares were issued in connection with the conversion. In February 2002, the Company also terminated its equity line agreement with Societe Generale. In connection with the termination of the equity line agreement, the Company paid a $135,000 settlement fee to Societe Generale.

     In January 2002, the Company entered into a secured, revolving line of credit with Bay View Funding. This line of credit provided for borrowings up to $2,000,000 based on eligible domestic trade receivables at a factoring fee of 2% plus a financing fee of prime rate plus 3%, secured by all the assets of the Company. The six-month term of this revolving line of credit expired in July 2002 and was not renewed. In February 2002, the Company raised net proceeds of approximately $10,528,000 through the sale of 2,828,865 shares of common stock and the issuance of approximately 1,697,319 warrants to purchase common stock at $5.00 per share, with certain institutional and accredited investors, including Robert W. Duggan, the Company's Chief Executive

Officer and Chairman. The fair market value of these warrants was determined to be $3,590,000 under the Black-Scholes valuation model and was recognized as a direct cost of raising capital. In February $1,395,000 in accounts payable from certain vendors was exchanged for 328,689 shares of common stock. The proceeds from the sale of the Company's common stock were used to retire approximately $2,359,000 (including the note payable to Mr. Duggan) in debt and the remainder of the proceeds were used to fund working capital needs.

     The Company believes that while it will be unable to fund its operations for the next twelve months with its current cash, cash equivalents and proceeds available under the working capital Line of Credit with Intuitive Surgical dated March 6, 2003; management believes that it will be able to obtain additional funding including proceeds available from the exercise of the Company's Series C Warrants which will enable the Company to continue its operations through December 31, 2003. The Company cannot assure that additional capital will be available on terms favorable to it, or at all. The various elements of the Company's business and growth strategies, including its introduction of new products, the expansion of its marketing and distribution activities and its efforts to obtain regulatory approval or market acceptance, will require additional capital. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund those business activities essential to its ability to operate profitably, including further research and development, clinical trials, and sales and marketing activities, would be significantly limited.

     The Company's financial instruments include cash and short-term investment grade debt securities. At December 31, 2002, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, the Company does not have significant overall currency exposure at December 31, 2002.

     The Company leases approximately 45,000 square feet of office and manufacturing space in an office park in Goleta, California, approximately 1,100 square feet of office space in Shanghai, China, approximately 850 square feet of office space in Beijing, China and approximately 1,300 square feet of office space in Strasbourg, France. As of December 31, 2002, the Company had the following aggregate minimum lease payments for certain facilities: 2003- $1,032,000, 2004- $1,013,000, 2005- $766,000, 2006- $751,000 and thereafter
$273,000.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive on the marketable securities, which consist of bank certificates of deposit, commercial paper, and corporate bonds, all of which by policy must mature within 360 days. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.

     Trade accounts receivable and certain marketable securities are financial instruments, which may subject the Company to concentration of credit risk. Although the Company does not anticipate collection problems with its receivables, payment is contingent to a certain extent upon the economic condition of the hospitals, which purchase the Company's products. The credit risk associated with receivables is limited due to the dispersion of the receivables over a number of customers in a number of geographic areas. The Company monitors credit worthiness of its customers to which it grants credit terms in the normal course of business. Marketable securities are placed with high credit qualified financial institutions and Company policy limits the credit exposure to any one financial instrument; therefore, credit loss is reduced. At December 31, 2002, the Company had $2,505,000 cash in excess of Federal Deposit Insurance Corporation (FDIC) insurance coverage.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and Supplementary Data required by this Item 8 are set forth at the pages indicated at Item 15 (a)(2).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 7, 2002, the Board of Directors of Computer Motion, Inc. (the "Company") determined, upon the recommendation of its audit committee, to appoint Ernst & Young LLP as the Company's independent auditors, replacing Arthur Andersen LLP. The Company dismissed Arthur Andersen LLP on the same date. This determination followed the Company's decision to seek proposals from independent public accountants to audit the financial statements of the Company.

     The audit reports of Arthur Andersen LLP on the consolidated financial statements of the Company as of and for the years of the Company ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the two most recent years of the Company ended December 31, 2001 and the subsequent interim period to the date hereof, there were no disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen LLP's satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement in connection with its reports.

     None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two most recent fiscal years of the Company ended December 31, 2001 and the subsequent interim period to the date hereof.

     During the two most recent fiscal years of the Company ended December 31, 2001 and the subsequent interim period to the date hereof, the Company did not consult with Ernst & Young LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

     The Company provided Arthur Andersen LLP a copy of the foregoing disclosures. Attached as Exhibit 16 is a copy of Arthur Andersen's letter dated June 7, 2002 stating that it has found no basis for disagreement with such statements.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Daniel R. Doiron, Ph.D., 52, was a founder and director of Miravent Medical Technologies, Inc. (formerly PDT, Inc.), a pharmaceutical company specializing in photodynamic therapy for certain cancers and other diseases, where he served in various capacities, including Vice President of Technology and Chief Scientist and President of its subsidiary, PDT Systems, Inc., from 1989 to 1997. Dr. Doiron holds B.S. and M.S. degrees in Nuclear Engineering and a Ph.D. in Chemical Engineering from the University of California at Santa Barbara.

     Robert W. Duggan, 58, has been Chief Executive Officer since October 1997, and Chairman of the Board of Directors since 1990. Mr. Duggan has been a private venture investor for more than 25 years, and has participated as a director of, investor in and advisor to numerous small and large businesses in the medical equipment, computer local and wide area network, PC hardware and software distribution, digital encryption, consumer retail goods and outdoor media communications industries. He has also assisted in corporate planning, capital formation and management for his various investments. He is a member of the University of California, Santa Barbara Foundation Board of Trustees. Mr. Duggan is Chairman of MAG International ("MAG"). MAG was established by Robert W. Duggan and Associates in 1992 and its the largest independent outdoor advertising company in the combined Republic of Slovenia, Croatia, Srpska, Serbia. MAG controls over 8,500 display faces.

     Jeffrey O. Henley, 58, is currently an Executive Vice President and the Chief Financial Officer of Oracle Corporation. Prior to joining Oracle in 1991, Mr. Henley served as Executive Vice President and Chief Financial Officer at Pacific Holding Company, Los Angeles, and Executive Vice President and Chief Financial Officer at Saga Corp., a multi-billion dollar food service company. He also served as Director of Finance at Memorex Corp. in its large storage division and as Controller of International Operations at Fairchild Camera and Instruments. Mr. Henley holds a bachelor's degree in economics from the University of California at Santa Barbara and an MBA in finance from UCLA.

     Eric H. Halvorson, 53, joined the Company in July 2002 as a member of the Board of Directors. Mr. Halvorson is currently a Visiting Professor of Business Law and Accounting at Pepperdine University, Malibu, California where he instructs classes in the Legal and Regulatory Environment of Business and Financial Accounting. Mr. Halvorson also has an extensive background in business. He was the Executive Vice President and Chief Operating Officer at Salem Communications Corp (NASDAQ:SALM) from 1995-2000. He directed Salem's 1999 $150 million initial public equity offering and its $150 million public debt offering in 1997. Prior to becoming the Chief Operating Officer of Salem Communications, he was Vice President and General Counsel for ten years. From 1976 until 1985, he was a partner at Godfrey and Kahn, a Milwaukee, Wisconsin based law firm. At Godfrey and Kahn, Mr. Halvorson specialized in corporate, banking and securities law with a particular emphasis in mergers and acquisitions. Mr. Halvorson is a Certified Public Accountant and holds a Bachelor of Science degree in Accounting from Bob Jones University and a Juris Doctor degree from Duke University School of Law. Mr. Halvorson is currently a director of Salem Communications Corp. and Media Arts Group, Inc. At Computer Motion, he serves on the Audit and Compensation Committees of the Board of Directors.

     Joseph M. DeVivo, 36, joined the Company in August 2002 as President and Chief Operating Officer. Mr. DeVivo was also granted a seat on the Company's Board of Directors. His responsibilities include worldwide sales and marketing. Mr. DeVivo has extensive experience in the healthcare industry, most recently serving as Vice President and General Manager of a $350 million annual revenue division of TYCO International's Healthcare Business, U.S. Surgical/Davis and Geck Sutures. As Vice President and General Manager, Mr. DeVivo was responsible for all aspects of the division including sales, marketing, research and development, and finance. Additionally, over his nine years with U.S. Surgical, Mr. DeVivo held senior positions in sales and marketing and supervised numerous successful product launches. Mr. DeVivo received a Bachelors of Science Degree in Marketing and Management from the E. Claiborne Robins School of Business, University of Richmond, Richmond, Virginia.


EXECUTIVE OFFICERS

     William J. Meloche, 59, joined the Company as Executive Vice President of Sales and Marketing in July of 2000 and is currently serving as Executive Vice President. Mr. Meloche was formerly president and CEO of Meloche Communications International, a communications agency he started in 1975 focused on strategic marketing to global markets. Meloche Communications grew from inception up to the sale of the company to a group of investors in 1994 to annual revenues in excess of $50,000,000. Previous clients include American Express, Air Canada, Timex and Toyota Corporation. From 1994 until the time of his employment with the Company, Mr. Meloche acted as an independent consultant and advisor to companies in the areas of building business to business relationships and changes in the management processes. He is a respected communications innovator and the architect of the Customer Care Process, as practiced by several leading service corporations.

     David A. Stuart, 46, joined the Company as Vice President of Operations in June 1996. In December 2002, he became the Vice President of Product Marketing, Business Development, and the General Surgery business unit. From 1992 to 1996, Mr. Stuart served as Director of Materials at Quantum Corporation, a disk drive manufacturer. Previously, he was Director of Materials and Manager of Manufacturing Finance for LTX Corporation, a manufacturer of semi-conductor test equipment. Mr. Stuart currently serves as a board member of the American Management Association Executive Council for Strategic Supply Chain Management.

     Eugene W. Teal, 58, joined the Company as the Executive Vice President, Finance and Administration in January 2002. In his current role as Executive Vice President he is helping implement strategies to ensure sustainable competitive advantage in the Company's markets. From 2000 to 2001 Mr. Teal served as a Business Consulting Director at Oracle Corporation. Prior to joining Oracle, from 1981 to 1990 Mr. Teal served as a Senior Vice President responsible for numerous profit centers and was a member of the Board of Directors at Alexander & Alexander, Inc., a wholly owned subsidiary of Alexander & Alexander Services. Between 1990 and 2000 Mr. Teal held various consulting and college teaching positions, including the University of La Verne. Mr. Teal was also a consultant for McKinsey & Company, where he solved strategic problems of concern to CEOs and boards of directors. Mr. Teal holds a Bachelor's degree in Economics from the University of California at Santa Barbara and an MBA in Finance from UCLA.

     Stephen Pedroff, 46, joined the Company as Vice President, Corporate Relations in September 2001. Prior to joining the Company, from 2000 to 2001 Mr. Pedroff served as Director of Business Development at Salus Media, Inc., a developer of online health and wellness products for the medical and insurance industries. From 1998 to 2000 Mr. Pedroff served as Vice President of Business Development at Digital Media International, a maker of location based entertainment products. From 1996 until 1998 Mr. Pedroff served as an Executive Producer for America Online. Prior to joining America Online, from 1988 to 1996 Mr. Pedroff owned and ran a public relations and marketing firm, where he created successful communications campaigns for clients including MCI, General Motors, McGhan Medical, and Fujitsu. Mr. Pedroff has also engaged in business development work with companies including Mattel, Disney Imagineering, Cendant Software, and Segasoft.

     Darrin Uecker, 37, was appointed the Company's Chief Technical Officer in August 2002. Previously, Mr. Uecker served as the Company's Chief Operating Officer and Vice President of Engineering. While Vice President of Engineering, Mr. Uecker led the research and development teams for the Company's core product platforms: AESOP, HERMES and ZEUS. Most recently, he was responsible for the creation of Zeus with MicroWrist. In his current positions Mr. Uecker has overall responsibility for the Company's Engineering, Production and Clinical/Regulatory/Quality Affairs departments. Mr. Uecker joined the Company in 1993 and has served as Staff Software Engineer, Manager and Vice President of Engineering. Mr. Uecker holds 11 patents and has written numerous publications in the areas of computer vision, man-machine interface design, and medical robotic systems and has more than a dozen patents pending. Mr. Uecker received both his B.S. and M.S. degrees in Electrical and Computer Engineering from the University of California at Santa Barbara.

     David Munjal, 62, joined the Company in October 2001 as Vice President of Clinical Affairs, Regulatory Affairs, and Quality Assurance. Prior to joining the Company, from 1997 to 2001, Dr. Munjal served as Director of Clinical Research & Regulatory Affairs at BioEnterics Corporation (BEC), an Inamed Company where he was responsible for the Company's worldwide clinical and regulatory affairs, managed and completed clinical trials for a number of devices projects, and made regulatory submissions for FDA approval and international regulatory agencies. Prior to joining BEC, Dr. Munjal worked for nine years as Corporate Director of Clinical Research/Clinical Affairs for Meadox Medical/Boston Scientific Corporation. Previously, Dr. Munjal served in various positions at Organon, Inc., Abbott Laboratories, and Integra Life Sciences. Dr. Munjal received his Ph.D. in Biochemistry/Immunology from the State University of New York at Buffalo and did advanced post-doctoral training and teaching at Harvard University, University of Kentucky, and Ohio State University.

     Larry Redfern, 57, was appointed the Company's Chief Accounting Officer in December 2002. Previously, Mr. Redfern served as the Company's Controller since joining the Company in April 2000. Prior to joining Computer Motion, Mr. Redfern was Treasurer for Applied Magnetics Corporation in Santa Barbara, California. Mr. Redfern joined the company in 1976, as General Accounting Manager. Applied Magnetics Corporation at one time was the leading independent manufacturer of magnetic recording heads for the computer industry reaching their highest annual sales of just under $500 million for 1997. Mr. Redfern was an Audit Manager with Laventhol and Horwath, CPA's prior to entering private industry. Mr. Redfern holds a bachelor's degree in business from California State University at Northridge and an MBA in business from the University of Hawaii. In addition, Mr. Redfern holds CPA licenses in the states of California and Hawaii.

     Charles J. Vivian, 52, joined Computer Motion as Executive Vice President of Sales for the Americas in September of 2002. Mr. Vivian has more than twenty-five years of sales experience in the healthcare industry, most recently as the Vice President, Sales for U.S. Surgical, a division of TYCO International's Healthcare Business. At U.S. Surgical, he managed a sales organization of 432 representatives, managers, and specialists. During his sixteen years at U.S. Surgical, Mr. Vivian held senior positions in sales and distribution development and has consistently been recognized as a top performer in the U.S. Surgical organization. He began his career at American Hospital Supply as a sales representative. He was also a top performer in computer system sales before joining U.S. Surgical.


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

     Based solely upon its review of the copies of Forms 3, 4 and 5 and amendments thereto, the Company believes that all filing requirements under
Section 16(a) of the Exchange Act applicable to its directors, officers and any persons holding ten percent or more of the Company's common stock were made with respect to the Company's fiscal year ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table shows the cash compensation and certain other compensation paid or accrued by the Company to its Chief Executive Officer ("CEO") and each of the four other most highly compensated executive officers of the Company other than the CEO (collectively the "Named Executive Officers") during fiscal years 2002, 2001 and 2000 in all capacities in which they served.

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------
                                       ANNUAL COMPENSATION     SECURITIES
NAME AND                               --------------------    UNDERLYING     ALL OTHER
PRINCIPAL POSITION            YEAR      SALARY       BONUS      OPTIONS      COMPENSATION
-----------------------------------------------------------------------------------------
Robert Duggan                 2002     $159,537          --      80,000             --
Chairman                      2001     $167,680     $16,400      25,000             --
Chief Executive Officer       2000     $164,000     $ 3,280      40,400             --

Joseph DeVivo(1)              2002     $ 75,474     $80,000     400,000             --
President                     2001           --          --          --             --
Chief Operating Officer       2000           --          --          --             --

Eugene Teal(2)                2002     $143,527     $40,000     170,000             --
Executive Vice President      2001           --          --          --             --
                              2000           --          --          --             --

David A. Stuart               2002     $157,537          --      20,000             --
Vice President Operations     2001     $163,590     $14,808      15,000             --
                              2000     $147,000     $10,050      20,520             --

Darrin Uecker(3)              2002     $180,080     $16,000     250,000             --
Chief Technical Officer       2001     $145,609     $ 8,613     110,000             --
                              2000           --          --      90,000             --

William Meloche               2002     $164,422          --      10,000             --
Executive Vice President      2001     $165,000          --      20,000       $ 30,792
                              2000     $ 80,752          --     150,000
-----------------------------------------------------------------------------------------

(1) Mr. DeVivo joined the Company in August 2002 at an annual salary of $220,000.
(2) Mr. Teal joined the Company in January 2002 at an annual salary of $160,000.
(3)  Mr. Uecker became the Chief Technical Officer in August of 2002.


OPTION GRANTS

     The following table sets forth certain information concerning grants of stock options to each of the Company's Named Executive Officers during the fiscal year ending December 31, 2002. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains or "option spreads" that would exist for the options. Such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent the Company's estimate or projection of future common stock prices and no assurance can be given that the rates of annual compound stock appreciation assumed for the purposes of the following table will be achieved.

                        OPTION GRANTS IN LAST FISCAL YEAR

----------------------------------------------------------------------------------------------------------------------------
                                                                                                    POTENTIAL REALIZABLE
                            NUMBER           % OF TOTAL                                                VALUE AT ASSUMED
                         OF SECURITIES         OPTIONS                                               ANNUAL RATES OF STOCK
                          UNDERLYING         GRANTED TO                                             PRICE FOR OPTION TERM(3)
                            OPTIONS           EMPLOYEES       EXERCISE         EXPIRATION          -------------------------
NAME                       GRANTED(1)            2002       PRICE/SHARE(2)        DATE                5%              10%
----------------------------------------------------------------------------------------------------------------------------
Robert W. Duggan             80,000              2.8%           $0.65             7/5/12           $ 36,938         $ 96,362
Eugene Teal                  30,000              1.1%           $0.65             7/5/12           $ 13,852         $ 36,136
David A. Stuart              20,000              0.7%           $0.65             7/5/12           $  9,234         $ 24,091
Joseph DeVivo               300,000             10.6%           $0.80             7/8/12           $170,481         $444,748
Joseph DeVivo               100,000              3.5%           $0.86           12/30/12           $ 61,089         $159,368
Darrin Uecker                50,000              1.8%           $1.65            5/24/12           $ 58,603         $152,882
Darrin Uecker               100,000              3.5%           $0.65             7/5/12           $ 46,172         $120,453
Darrin Uecker               100,000              3.5%           $0.86           12/30/12           $ 61,089         $159,368
William Meloche              10,000              0.4%           $0.65             7/5/12           $  4,617         $ 12,045
----------------------------------------------------------------------------------------------------------------------------

(1) Stock options vest at 25% per year for four years and expire 10 years from the issue date.
(2) The exercise price per share was equal to the fair market value of the common stock on the date of grant.
(3) The potential realizable value is calculated assuming that the fair market value of the Company's common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the stock option (ten years) and that the stock option is exercised and sold on the last day of its term for the appreciated stock price. The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission. Actual gain, if any, on stock option exercises is dependent on the future performance of the common stock.


OPTION EXERCISES

     The following table sets forth information concerning the exercise of stock options during the last fiscal year and unexercised stock options held as of the end of the fiscal year for the Named Executive Officers. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2002. Also reported are the values for "in the money" options, which represent the positive spread between the exercise prices of any such existing stock options and the fiscal year end price of the Company's common stock.

        AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR-END OPTION VALUES

-------------------------------------------------------------------------------------------------------------------------
                         SHARES                           NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                        ACQUIRED                        UNDERLYING UNEXERCISED                IN-THE-MONEY OPTIONS
                           ON           VALUE              OPTIONS AT FISCAL                         AT FISCAL
NAME                    EXERCISE       REALIZED                 YEAR-END                         YEAR END (1) (2)
-------------------------------------------------------------------------------------------------------------------------
                                                                            NON-                                  NON-
                                                      EXERCISABLE       EXERCISABLE         EXERCISABLE       EXERCISABLE
-------------------------------------------------------------------------------------------------------------------------
Robert W. Duggan            --            --             93,654            117,719                 --            $30,400
Joseph DeVivo               --            --             75,000            325,000            $17,250            $68,750
David A. Stuart             --            --            140,933             42,760                 --            $ 7,600
Eugene Teal                 --            --             65,334            104,666                 --            $11,400
Darrin Uecker               --            --             77,500            372,500                 --            $55,000
William Meloche             --            --             85,000             95,000                 --            $ 3,800
-------------------------------------------------------------------------------------------------------------------------

(1) Represents market value of underlying securities at date of exercise less option exercise price.
(2) Values were calculated using a price of $1.03 per share, the closing sale price of the Company's common stock as reported by the NASDAQ on December 31, 2002 minus the option exercise price.


EMPLOYMENT AGREEMENTS.

     In January 2002, Computer Motion entered into a letter agreement with Eugene W. Teal, Executive Vice President, which provides for an annual base salary of $160,000 and a target bonus percentage of 50% of annual base salary. Mr. Teal's bonus was guaranteed for the first year of his employment, which began on January 23, 2002. The letter agreement also guarantees payment of Mr. Teal's base salary for a two-year period. In addition, the letter agreement provides that in the event Computer Motion is acquired or experiences a change in control, Mr. Teal is guaranteed payment of his base salary through January 22, 2005.

     In June 2002, Computer Motion entered into a letter agreement with Joseph
M. DeVivo, President and Chief Operating Officer, which provides for an annual base salary of $220,000 and a bonus of up to 90% of annual base salary. The letter agreement guarantees payment of Mr. DeVivo's base salary and a 90% bonus for a one-year period. In addition, in the event Mr. DeVivo terminates his employment for any reason following 90 days after Computer Motion is acquired or experiences a change in control, or if Computer Motion terminates Mr. DeVivo for any reason other than for cause after one year of service, Mr. DeVivo is guaranteed payment of his base salary for a one-year period thereafter.

INDEMNIFICATION AGREEMENTS.

     The Company indemnifies its directors and officers against certain costs that could be incurred if they were made, or threatened to be made, a party to a legal proceeding because of their official status as a director of officer. The indemnification agreements, together with the Company's bylaws, provide for indemnification to the fullest extent permitted by Delaware law.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information as of December 31, 2002 concerning compensation plans under which the Company's equity securities are authorized for issuance:

-------------------------------------------------------------------------------------------------------------------------
                                                                                                  Number of securities
                                         Number of securities to be     Weighted-average        remaining available under
                                          issued upon exercise of       exercise price of       equity compensation plans
                                            outstanding options,      outstanding options,        (excluding securities
          PLAN CATEGORY                     warrants and rights        warrants and rights      reflected in column (a))
-------------------------------------------------------------------------------------------------------------------------
                                                    (a)                        (b)                         (c)
Equity compenstion plans
approved by security holders                      5,535,588                   $3.68                      80,618

Equity compensation plans
not approved by security holders                          0                       0                           0

Total                                             5,535,588                   $3.68                      80,618
-------------------------------------------------------------------------------------------------------------------------

     The following table presents information provided to the Company as to beneficial ownership of the Company's common stock as of March 1, 2003 (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than five percent of the Company's common stock; (ii) by each of the Company's directors, including the Company's Chief Executive Officer;
(iii) by each of the Named Executive Officers; and (iv) by all directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 1, 2003 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. To the Company's knowledge, except as otherwise indicated and except for the effect of community property laws, as applicable, the persons listed below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

----------------------------------------------------------------------------------------------------------
                                                                COMMON STOCK                PERCENT OF
BENEFICIAL OWNERS                                            BENEFICIALLY OWNED         OUTSTANDING SHARES
Directors and Executive Officers
Joseph DeVivo(2)                                                  215,853                      1.10%
Daniel Doiron(3)                                                  146,166                         *
Robert W. Duggan(1)                                             4,448,477                     20.96%
Eric Halvorson                                                      8,918                         *
Jeffrey Henley(3)                                                 196,033                      1.01%
William Meloche(3)                                                 86,200                         *
David Stuart(3)                                                   148,757                         *
Eugene Teal(3)                                                     65,334                         *
Darrin Uecker(3)                                                   91,200                         *
                                                                ---------
Directors and Executive Officers as a Group                     5,460,858                     24.84%
11 persons

* less than 1%
----------------------------------------------------------------------------------------------------------

(1) Includes 492,546 shares and 3,565 warrants owned by Mr. Duggan's spouse of which he disclaims beneficial ownership and 100,154 stock options and 676,272 warrants which may be exercised within 60 days from March 1, 2003.

(2) Includes 75,000 stock options and 40,000 warrants that may be exercised within 60 days from March 1, 2003.

(3)  Includes 146,833, 91,200, 86,200, 73,213, 65,334 and 37,830 stock options and warrants which may be exercised by Mr. Stuart, Mr. Uecker, Mr. Meloche, Mr. Doiron, Mr. Teal, and Mr. Henley, respectively within 60 days from March 1, 2003.


BOARD COMPENSATION

     Directors do not receive any cash compensation for their service as members of the Board of Directors, but are reimbursed for expenses in connection with attendance at Board of Directors and Board Committee meetings. Non-employee Directors are eligible to receive discretionary stock option grants under the Company's stock plans. Each non-employee Director received a grant of 25,000 stock options during the year ended December 31, 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     During the year ended December 31, 2002, the Compensation Committee of the Company's Board of Directors established the levels of compensation for the Company's executive officers. The Compensation Committee consisted of Dr. Doiron (Chairman), Mr. Halvorson and Mr. Henley. None of these individuals has served as an officer or employee of the Company.


COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Board of Directors (the "Committee") was responsible for administering the compensation program for the Company's executive officers, including the named executive officers, in 2002. The Committee is composed exclusively of independent, non-employee directors who are not eligible to participate in any aspect of the executive compensation program, except for the possible receipt of stock options under the Company's stock plans.

     Compensation Philosophy> The Company's continued growth, new product development, regulatory clearance and market introduction activities, together with worldwide healthcare reform and competitive pressures, present significant challenges to the Company's management. The Committee believes that, if the Company is to continue its growth, bring new products to market, achieve significant revenues and become profitable, its executive compensation program must have the flexibility to attract and retain high quality employees. Furthermore, the executive compensation program must provide incentives, which will reward key managers for aggressively pursuing the actions necessary to improve the Company's performance and enhance long-term stockholder value. The Company's executive compensation program is based upon a pay-for-performance philosophy. There are three components to the Company's executive compensation program: base salary, a cash incentive bonus opportunity and long-term stock based incentives. The Company is committed to a strong link between its business and strategic goals and its compensation program. The financial goals for certain elements of the compensation program are reviewed and approved by the Board of Directors in conjunction with its approval of the Company's strategic and operating plans.

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

     Bonus Program> Payments under the Company's management bonus program are based on the Company's achievement of performance goals as approved by the Compensation Committee and the executive's achievement of individual objectives as approved by the Chief Executive Officer. Company performance goals for 2002 were related to targeted levels of revenue, profitability and gross margin based on the Company's 2002 operating plan that was approved by the Board of Directors. It is anticipated that performance goals for 2003 will also relate to these categories. The management bonus program provides for a normal bonus of up to a maximum of 90% of base pay, with an over-achievement bonus of up to an additional maximum of 25% of base pay.

     Equity Based Compensation> The Company's overall equity based compensation philosophy is that equity based incentives should be directly related to the creation of stockholder value, thus providing a strong link between management and stockholders. The Company believes that stock based incentives are very consistent with the entrepreneurial spirit the Company seeks in its executive team. In support of this philosophy, the Company has awarded to its executive officers stock options and to a limited extent, restricted stock.

     Stock Option Grants> Stock options encourage and reward executive officers for creating stockholder value as measured by stock price appreciation. Stock options are granted at an exercise price equal to the fair market value of the stock on the date of grant and therefore, only have value if the price of the Company's stock appreciates in value from the price of the stock on the date options are granted. The executive officers and stockholders benefit equally from such stock price appreciation. The Company utilizes stock options, in lieu of higher, industry standard base salaries and bonuses, as a means to attract, retain and motivate talented executives upon whose performance the Company is dependent. Stock options are generally granted annually and are consistent with the Company's objective to provide (i) a long-term equity interest in the Company, and (ii) an opportunity for a greater financial reward if long-term performance is sustained. To encourage a long-term perspective, stock options cannot be exercised immediately. Generally, stock options become exercisable over a four-year period. All stock options granted to executive officers are approved by the Compensation Committee. Individual grants are dependent on the executive officer's experience, position and level of responsibility within the Company, an evaluation of the officer's performance and an assessment of the executive officer's ability to positively impact the Company's future business plans. No pre-assigned relative weight is ascribed to any of these factors.

     Compensation of Chief Executive Officer Robert W. Duggan, the Company's Chairman of the Board, assumed the responsibility of Chief Executive Officer in October 1997. Mr. Duggan's annual salary for 2002 was $159,537. He has an annual normal bonus of up to a maximum of 50% of base pay, with an annual over-achievement bonus opportunity of up to an additional maximum of 25% of base pay based on over-achievement of stated objectives. For the year ended December 31, 2002, the Company's overall performance was below targeted levels and therefore, Mr. Duggan did not receive a bonus. Mr. Duggan's salary and bonus opportunity were considered to be very reasonable in comparison to similar salaries and bonus structures for medical device company chief executive officers. The Compensation Committee will consider future salary and bonus adjustments and stock option grants for the chief executive officer based on the Company's operating performance, as well as the compensation packages of similarly positioned medical device company Chief Executive Officers. The Committee believes that its Chief Executive Officer should have an equity interest in the Company.

     Fiscal Year 2002 Compensation Under Section 162(m) of the Internal Revenue Code of 1986, as amended, compensation paid or accrued with respect to an employee of a public corporation is limited to no more than $1 million per year. It is not expected that the compensation to be paid to the Company's executive officers will exceed the $1 million limit per employee. The Company's stock option plans are structured such that any compensation deemed paid to an executive officer when he exercises an outstanding stock option under the plan will qualify as performance-based compensation that will not be subject to the $1 million limitation.


SUBMITTED BY THE COMPENSATION COMMITTEE

/s/  Eric Halvorson            /s/  Daniel R. Doiron             /s/  Jeffrey O. Henley
-----------------------        -------------------------         -------------------------
Eric Halvorson                 Daniel R. Doiron                  Jeffrey O. Henley

STOCK PERFORMANCE

    The Securities and Exchange Commission requires that the Company include in this proxy statement a line-graph presentation comparing cumulative five-year stockholder returns on an indexed basis with the Standard and Poor's ("S&P") 500 Stock Index and either a nationally recognized industry standard or an index of peer companies selected by the Company. The Company uses the S&P Medical Products and Supplies Index as its peer group index. The table below compares the cumulative total return as of the Company's last fiscal year assuming $100 was invested as of August 11, 1997, the date of the Company's initial public offering, in the common stock of the Company, the S&P Medical Products and Supplies Index and the S&P 500 Stock Index, assuming the reinvestment of all dividends. The Indexes are weighted based on market capitalization at the time of each reported data point.


INDEX                                                12/31/98     12/31/99    12/31/00     12/31/01    12/31/02
-----                                                --------     --------    --------     --------    --------
Computer Motion                                       $ 89.29      $ 78.57     $ 33.07      $ 28.21      $ 7.36
S&P 500                                               $133.62      $161.83     $147.42      $130.05      $93.90
S&P 500 Healthcare Equipment and Supplies Index       $138.81      $131.20     $188.06      $177.55      $63.96


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 9, 2002 the Company issued a $1,000,000 promissory note to Robert W. Duggan, the Company's Chairman of the Board and Chief Executive Officer, in exchange for funds loaned to the Company. On January 27, 2003 the Company received stockholder approval to convert Mr. Duggan's note into shares of the Company's Series C Convertible Preferred Stock, which were issued on January 29, 2003.


ITEM 14. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Accounting Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) for the Company. Our Chief Executive Officer and Chief Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing date of this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures are effective.

     (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

          (1)  FINANCIAL STATEMENTS

          See Index to Financial Statements and Schedule on page F-1.

          (2)  FINANCIAL STATEMENT SCHEDULE

          See Index to Financial Statements and Schedule on page F-1.

          (3)  EXHIBITS.

 Exhibit
   No.                                           Description
--------  ---------------------------------------------------------------------------------------------------
    3.1   Second Amended and Restated Certificate of Incorporation.*
    3.2   Bylaws of the Company.*
    4.1   Certificate of Designations Setting Forth the Preferences, Rights, and Limitations of the Series B
          Convertible Preferred Stock, filed on February 16, 2001.+
    4.2   Registration Rights Agreement, dated as of February 16, 2001, by and between the Company, Societe
          Generale, Catalpa Enterprises, Ltd., Jeffrey O. Henley, Robert W. Duggan, Mahkam Zananeh, Baystar
          Capital, LP, and Baystar International, Ltd.+
    4.3   Form of Warrant for the purchase of Common Stock of The Company, Inc.+
    4.4   Registration Rights Agreement, dated as of March 30, 2001, by and between the Company and Societe
          Generale.++
    4.5   Registration Rights Agreement, dated as of February 13, 2002, among the Company and the Purchasers listed on Exhibit A thereto.++++
    4.6   Certificate of Designations Setting Forth the Preferences, Rights and Limitations of the Series C
          Convertible Preferred Stock, filed on October 31, 2002.(1)
    4.7   Form of Registration Rights Agreement, dated as of October 31, 2002, by and among the Company and the investors signatory thereto.(1)
    4.8   Form of Series C-1 Warrant for the purchase of the Company's common stock.(1)
    4.9   Form of Series C-2 Warrant for the purchase of the Company's common stock.(1)
   4.10   Form of Agreement (regarding the Series C Convertible Preferred Stock), dated December 11, 2002, by and among the Company and the investors signatory thereto.(2)
   4.11   Form of Secured Promissory Note (included as Exhibit C to Exhibit 10.28 below).(3)
   4.12   Form of Warrant for the purchase of the Company's common stock.(3)
   10.1   Computer Motion, Inc. Tandem Stock Option Plan.*
   10.2   Development and Supply Agreement between the Stryker Endoscopy Division of Stryker Corporation and
          the Company dated August 21, 1996.*(4)
   10.3   Registration Agreement between the Company and certain stockholders.*
   10.4   Sales Agreement between the Company and Medtronic, Inc. dated May 28, 1997.*(4)
   10.5   Form of Warrant to Purchase Common Stock issued in connection with Bridge Financing Agreements.*
   10.6   Purchaser Representation and Subscription Agreement relating to the Company's Series E Preferred
          Stock and Warrant to Purchase Common Stock.*
   10.7   Form of Redeemable Warrant to Purchase Common Stock of the Company issued in conjunction with the
          Company's Series E Preferred Stock.*
   10.8   Business Agreement between the Company and Bulova Technologies, L.L.C. dated February 18, 1997.*(4)
   10.9   Lease between the Company and University Business Center Associates dated March 1, 1994 and amendment thereto dated October 19, 1996.*
  10.10   Form of Indemnification Agreement for Officers and Directors of the Company.*
  10.12   Computer Motion, Inc. Employee Stock Purchase Plan, as amended through September 30, 1997.**

 Exhibit
   No.                                           Description
--------  ---------------------------------------------------------------------------------------------------
  10.13   Leases between the Company and University Business Center Associates dated September 19, 1997.**
  10.14   Computer Motion, Inc. 1997 Stock Incentive Plan*
  10.15   Stock Purchase Agreement between the Company and the Investors listed on Schedule A thereto, dated
          June 29, 2000.***
  10.16   Promissory Note between the Company and Robert W. Duggan, dated July 25, 2000.***
  10.17   Form of Redeemable Warrant to Purchase common stock of the Company.***
  10.18   Promissory Note between the Company and Robert W. Duggan, dated December 12, 2000.****
  10.19   Securities Purchase Agreement, dated February 16, 2001, by and between the Company, Societe
          Generale, Catalpa Enterprises, Ltd., Jeffrey O. Henley, Robert W. Duggan, Mahkam Zananeh, Baystar
          Capital, LP, and Baystar International, Ltd.+
  10.20   Equity Line Financing Agreement, dated as of March 30, 2001, by and between the Company and Societe
          Generale.++
  10.21   Amended and Restated Equity Line Financing Agreement, dated as of September 30, 2001, by and between and Societe Generale.+++
  10.22   Stock Purchase Agreement, dated January 30, 2002, by and between the Company and
          Steven L. Gruba.++++
  10.23   Stock Purchase Agreement, dated January 22, 2002, by and between the Company and Stradling Yocca
          Carlson & Rauth, P.C.++++
  10.24   Securities Purchase Agreement, dated February 13, 2002, among the Company and the Purchasers listed on Exhibit A thereto.++++
  10.25   Stock Purchase Agreement, dated February 19, 2002, by and between the Company and
          Corlund Electronics, Inc.++++
  10.26   Form of Series C Convertible Preferred Stock Purchase Agreement, dated October 31, 2002, by and among the Company and the investors' signatory thereto.
  10.27   Form of Amendment No. 1 to Series C Convertible Preferred Stock Purchase Agreement, dated December
          11, 2002, by and among the Company and the investors signatory thereto.(2)
  10.28   Form of Loan and Security Agreement, dated February 13, 2003, between the Company and Agility
          Capital, LLC.(3)
   21.1   Subsidiaries of the Company.
   23.1   Consent of Ernst & Young LLP, Independent Auditors.

--------------

* Incorporated by reference to the Company's Form S-1 (File No. 333-29505) declared effective August 11, 1997.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001.

**** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

+ Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission on March 26, 2001.

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

+++++ Incorporated herein by reference to the Company's Registration Statement on Form S-3 (File No. 333-101830) filed with the Commission on December 23, 2002.

  (1) Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission on November 4, 2002.

  (2) Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission on December 12, 2002.

  (3) Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission on February 13, 2003.

(4) Registrant has sought confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.


(b)   REPORTS ON FORM 8-K

      The Company filed Current Reports on Form 8-K on November 4, 2002 and December 12, 2002. Since December 31, 2002 the Company has filed Current Reports on Form 8-K on February 7, 2003, February 24, 2003 and March 11, 2003.

(c)   EXHIBITS

      See Item 15 (a)(3) of this Report.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COMPUTER MOTION, INC.

March 28, 2003                                       /s/      Robert W. Duggan
--------------                                       ---------------------------------------------------
Date                                                 Robert W. Duggan
                                                     Chairman and Chief Executive Officer
                                                     (Principal Executive Officer)


March 28, 2003                                       /s/      Larry Redfern
--------------                                       ---------------------------------------------------
Date                                                 Larry Redfern
                                                     Controller, Chief Accounting Officer and Secretary
                                                     (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/      Daniel R. Doiron                            Director                           March 28, 2003
--------------------------------------------                                            --------------
Daniel R. Doiron


/s/      Robert W. Duggan                            Director                           March 28, 2003
--------------------------------------------                                            --------------
Robert W. Duggan


/s/      Eric Halvorson                              Director                           March 28, 2003
--------------------------------------------                                            --------------
Eric Halvorson


/s/      Jeffery O. Henley                           Director                           March 28, 2003
--------------------------------------------                                            --------------
Jeffrey O. Henley


/s/      Joseph M. DeVivo                            Director                           March 28, 2003
--------------------------------------------                                            --------------
Joseph M. DeVivo

                                 CERTIFICATIONS

I, Robert W. Duggan, Chairman and Chief Executive Officer of Computer Motion, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Computer Motion, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results or operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 28, 2002                       COMPUTER MOTION, INC.


                                            By: /s/ Robert W. Duggan
                                            Robert W. Duggan
                                            Chairman of the Board of Directors
                                              and Chief Executive Officer

I, Larry Redfern, Chief Accounting Officer of Computer Motion, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Computer Motion, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results or operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 28, 2002                   COMPUTER MOTION, INC.



                                         By: /s/ Larry Redfern
                                         Larry Redfern
                                         Controller and Chief Accounting Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors of
   Computer Motion, Inc.:

     We have audited the accompanying consolidated balance sheet of Computer Motion, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit for the year ended December 31, 2002 also included the financial statement schedule listed in the index at Item 15 (a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Computer Motion, Inc. for the years ended December 31, 2001 and 2000, were audited by other auditors who ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated February 25, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Motion, Inc. as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002 in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that Computer Motion, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has an accumulated deficit of $116,674,000 at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



/s/  Ernst & Young, LLP
-----------------------
Ernst & Young, LLP


Los Angeles, California
March 7, 2003

     This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Computer Motion, Inc.'s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. The balance sheet as of December 31, 2000, referred to in this report has not been included in the accompanying financial statements.




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
   Computer Motion Inc.:

We have audited the accompanying consolidated balance sheets of Computer Motion, Inc. and Subsidiary (a Delaware corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Arthur Andersen LLP

Los Angeles, California
February 25, 2002

                             COMPUTER MOTION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)


                                                                     Years Ended December 31,
                                                         ------------------------------------------------
                                                           2002                2001                2000
                                                         --------            --------            --------
Revenue                                                  $ 24,111            $ 25,531            $ 21,732
Cost of revenue                                             9,860              10,587               8,577
                                                         --------            --------            --------
Gross profit                                               14,251              14,944              13,155
                                                         --------            --------            --------
Research & development expense                             10,903              12,034              11,564
Selling, general & administrative expense                  17,895              18,034              17,318
Litigation provision                                        6,521               1,248                 480
                                                         --------            --------            --------
Total operating expenses                                   35,319              31,316              29,362
                                                         --------            --------            --------
Loss from operations                                      (21,068)            (16,372)            (16,207)

Interest income                                                62                  91                 140
Interest expense                                              (63)               (114)               (189)
Foreign currency translation gain/(loss)                      (30)                 25                 (44)
Other income/(expense)                                        (22)                (23)                (25)
                                                         --------            --------            --------
Total other income/(expense)                                  (53)                (21)               (118)
                                                         --------            --------            --------
Loss before income tax provision                          (21,121)            (16,393)            (16,325)
Income tax provision                                           30                  20                  24
                                                         --------            --------            --------
Net loss                                                  (21,151)            (16,413)            (16,349)

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment                     142                (192)                (21)
                                                         --------            --------            --------
Comprehensive loss                                        (21,009)            (16,605)            (16,370)

Dividend to Series B preferred shareholders                 4,978               3,897                   -
Dividend to Series C preferred shareholders                 5,951                   -                   -
Dividend to warrant holders                                     -                   -               1,362
                                                         --------            --------            --------
Net loss available to common shareholders                $(32,080)           $(20,310)           $(17,711)
                                                         ========            ========            ========

Weighted average common shares outstanding used to
compute net loss per share - basic and diluted             16,665              10,276               9,309
                                                         ========            ========            ========
Net loss per share - basic and diluted                   $  (1.93)           $  (1.98)           $  (1.90)
                                                         ========            ========            ========

           See accompanying notes to consolidated financial statements

                              COMPUTER MOTION, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except par value)


                                                                                                       December 31,
                                                                                               -------------------------
                                                                                                  2002            2001
                                                                                               ---------        --------
ASSETS
Current assets:
  Cash and cash equivalents                                                                    $   2,606        $    987
  Restricted cash                                                                                     98              80
  Accounts receivable, net of allowance for doubtful accounts and returns of $781
   in 2002 and $1,184 in 2001                                                                      6,786           8,594
  Inventories                                                                                      5,866           5,853
  Other current assets                                                                             1,471             811
                                                                                               ---------        --------
Total current assets                                                                              16,827          16,325

Property and equipment:
  Furniture and fixtures                                                                           1,896           2,020
  Computer equipment                                                                               3,050           2,889
  Machinery and equipment (including demo equipment)                                               7,419           5,381
  Accumulated depreciation                                                                        (7,398)         (5,492)
                                                                                               ---------        --------
Property and equipment, net                                                                        4,967           4,798
Other assets                                                                                          56              63
                                                                                               ---------        --------
Total assets                                                                                   $  21,850        $ 21,186
                                                                                               =========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to shareholder                                                                  $   1,000        $    900
  Accounts payable                                                                                 3,541           6,497
  Accrued expenses                                                                                 7,953           4,551
  Deferred revenue                                                                                 2,461           3,628
                                                                                               ---------        --------
Total current liabilities                                                                         14,955          15,576
Deferred revenue                                                                                   1,226           1,711
Other liabilities                                                                                     18              37
                                                                                               ---------        --------
Total liabilities                                                                                 16,199          17,324
                                                                                               ---------        --------

Commitments and contingencies (Note 12)

Stockholders' equity:
  Series C convertible preferred stock, $.001 par value authorized 10,750 shares, outstanding at 12/31/02 - 6,299 shares; at 12/31/01 - 0
   liquidation preference of $14,106 including accrued and unpaid dividends                    $   9,017         $     -
  Series B convertible preferred stock, $.001 par value, authorized 12,000
   shares, outstanding at 12/31/02 - 0; 12/31/01 - 8.5 shares                                          -           8,674
  Common stock, $.001 par value, authorized - 50,000 shares;
   Outstanding at 12/31/02 - 17,627 shares; at 12/31/01 - 11,439 shares                               18              11
  Stock subscription                                                                               1,499               -
  Additional paid-in capital                                                                     112,157          80,343
  Deferred compensation                                                                             (262)           (326)
  Accumulated deficit                                                                           (116,674)        (84,594)
  Other comprehensive loss                                                                          (104)           (246)
                                                                                               ---------        --------
Total stockholders' equity                                                                         5,651           3,862
                                                                                               ---------        --------
Total liabilities & stockholders' equity                                                       $  21,850        $ 21,186
                                                                                               =========        ========



           See accompanying notes to consolidated financial statements

                              COMPUTER MOTION INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                             Series C      Series B
                                           Convertible    Convertible                Stock
                                            Preferred     Preferred      Common   Subscription   Additional
                                              Stock         Stock        Stock       Capital       Paid-In
                                           -----------    -----------    ------   ------------   ----------
Balance December 31, 1999                    $    -       $     -         $ 9       $    -         $ 62,663
Common stock issued                               -             -           -            -            4,923
Exercise of options                               -             -           -            -              376
Exercise of warrants                              -             -           1            -            3,416
Deferred compensation associated with
 stock options to non-employees                   -             -           -            -              605
Amortization of deferred compensation             -             -           -            -              100
Dividend to warrant holders                       -             -           -            -            1,362
Other                                             -             -           -            -                -
Other comprehensive loss                          -             -           -            -                -
Net loss                                          -             -           -            -                -
                                             ------       -------         ---       ------         --------
Balance December 31, 2000                    $    -       $     -         $10       $    -         $ 73,445
Preferred stock issued, net                       -        10,024           -            -            2,030
Dividend to Preferred Stockholders                -           202           -            -                -
Conversion of Preferred stock
 to Common Stock                                  -        (1,552)          -            -            1,552
Series B Convertible Preferred stock
 beneficial conversion feature                    -             -           -            -            1,092
Common stock issued                               -             -           1            -            2,005
Exercise of options                               -             -           -            -               52
Deferred compensation associated with
 stock options to non-employees                   -             -           -            -              149
Amortization of deferred compensation             -             -           -            -
Reversal of deferred compensation
 relating to options cancelled)                   -             -           -            -             (173)
Stock purchase plan                               -             -           -            -              191
Other comprehensive loss                          -             -           -            -                -
Net loss                                          -             -           -            -                -
                                             ------       -------         ---       ------         --------
Balance December 31, 2001                      $  -       $ 8,674         $11       $    -         $ 80,343

Preferred stock issued, net                   8,817             -           -        1,499             (941)
Proceeds from private placement                   -             -           4            -           10,524
Dividend to Series B Preferred
 Stockholders                                     -         1,193           -            -                -
Dividend to Series C Preferred
 Stockholders                                   200             -           -            -                -
Conversion of Preferred stock
 to Common Stock                                  -        (9,867)          3            -            9,864
Write off of Intrinsic Value at Series B
 Preferred conversion to Common and
 warrant price change                             -             -           -            -            3,785
Series C Convertible Preferred stock
 beneficial conversion feature                    -             -           -            -            3,244
Fair Value of Warrants to
 Series C Preferred Stockholders                  -             -           -            -            2,507
Common stock issued for services                  -             -           -            -            1,395
Common stock issued through
 Equity Line                                      -             -           -            -              508
Exercise of options                               -             -           -            -              282
Unexercised MBO Options issued                    -             -           -            -              416
Fair Value of options to
 non-employees                                    -             -           -            -              121
Amortization of deferred compensation             -             -           -            -                -
Stock purchase plan                               -             -           -            -              109
Other comprehensive loss                          -             -           -            -                -
Net loss                                          -             -           -            -                -
                                             ------       -------         ---       ------         --------
Balance December 31, 2002                    $9,017       $     -         $18       $1,499         $112,157

                                                                         Other          Total
                                                        Deferred       Accumulated   Comprehensive      Stockholders'
                                                      Compensation      Deficit          Loss          Equity (Deficit)
                                                      ------------     -----------   -------------     ----------------
Balance December 31, 1999                               $  (247)       $ (46,573)       $ (33)            $ 15,819
Common stock issued                                           -                -            -                4,923
Exercise of options                                           -                -            -                  376
Exercise of warrants                                          -                -            -                3,417
Deferred compensation associated with
 stock options to non-employees                            (605)               -            -                    -
Amortization of deferred compensation                       247                -            -                  347
Dividend to warrant holders                                               (1,362)           -                    -
Other                                                         -                -            -                    -
Other comprehensive loss                                      -                -          (21)                 (21)
Net loss                                                      -          (16,349)           -              (16,349)
                                                        -------        ---------        -----             --------
Balance December 31, 2000                               $  (605)       $ (64,284)       $ (54)            $  8,512
Preferred stock issued, net                                   -           (2,603)           -                9,451
Dividend to Preferred Stockholders                            -             (202)           -                    -
Conversion of Preferred stock
 to Common Stock                                              -                             -                    -
Series B Convertible Preferred stock
 beneficial conversion feature                                -           (1,092)           -                    -
Common stock issued                                           -                -            -                2,006
Exercise of options                                           -                -            -                   52
Deferred compensation associated with
 stock options to non-employees                            (149)               -            -                    -
Amortization of deferred compensation                       255                -            -                  255
Reversal of deferred compensation
 relating to options cancelled                              173                -            -                    -
Stock purchase plan                                           -                -            -                  191
Other comprehensive loss                                      -                -         (192)                (192)
Net loss                                                      -          (16,413)           -              (16,413)
                                                        -------        ---------        -----             --------
Balance December 31, 2001                               $  (326)       $ (84,594)       $(246)            $  3,862
Preferred stock issued, net                                   -                -            -                9,375
Proceeds from private placement                               -                -            -               10,528
Dividend to Series B Preferred
 Stockholders                                                 -           (1,193)           -                    -
Dividend to Series C Preferred
 Stockholders                                                 -             (200)           -                    -
Conversion of Preferred stock
 to Common Stock                                              -                -            -                    -
Write off of Intrinsic Value at Series B
 Preferred conversion to Common and
 warrant price change                                         -           (3,785)           -                    -
Series C Convertible Preferred stock
 beneficial conversion feature                                -           (3,244)           -                    -
Fair Value of Warrants to
 Series C Preferred Stockholders                              -           (2,507)           -                    -
Common stock issued for services                              -                -            -                1,395
Common stock issued through
 Equity Line                                                  -                -            -                  508
Exercise of options                                           -                -            -                  282
Unexercised MBO Options issued                                -                -            -                  416
Fair Value of options to
 non-employees                                             (121)               -            -                    -
Amortization of deferred compensation                       185                -            -                  185
Stock purchase plan                                           -                -            -                  109
Other comprehensive loss                                      -                -          142                  142
Net loss                                                      -          (21,151)           -              (21,151)
                                                        -------        ---------        -----             --------
Balance December 31, 2002                               $  (262)       $(116,674)       $(104)            $  5,651



                                               Preferred      Preferred
                                                 Stock          Stock                   Common Shares
                                               ---------      ---------        --------------------------------
                                                  2002           2001           2002         2001         2000
                                               ---------      ---------        ------       ------        -----
Beginning balance                                 8.5             -            11,439       10,151        8,745
Issued                                            6.3            10.0           3,269          807          646
Stock subscription                                1.1             -                 -            -            -
Conversion of Preferred stock to Common Stock    (8.5)           (1.5)          2,520          402            -
Exercise of options                               -               -               159           24           87
Exercise of warrants                              -               -               145            -          659
Stock purchase plan                               -               -                95           55           14
                                                 ----            ----          ------       ------       ------
Ending balance                                    7.4             8.5          17,627       11,439       10,151



           See accompanying notes to consolidated financial statements

                              COMPUTER MOTION INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                              Years Ended December 31,
                                                                        --------------------------------
                                                                          2002         2001        2000
                                                                        --------    --------    --------
Cash Flows from Operating Activities:
  Net Loss                                                              $(21,151)   $(16,413)   $(16,349)
  Adjustments to reconcile net loss to net cash used
   in operating actives:
    Depreciation and Amortization                                          2,041       1,714       1,397
    Provision for Doubtful Accounts                                          284         250         931
    Loss on Disposal of fixed assets                                           -           -          73
    Unexercised MBO Options                                                  416           -           -
    Common stock and options issued for services                           1,395           -         471
    Amortization of Deferred Compensation                                    185         255         247
  Decrease (Increase) in:
    Accounts receivable                                                    1,524       3,273      (5,630)
    Inventories                                                           (1,268)     (1,118)        328
    Other current assets                                                    (660)       (372)       (108)
    Other assets                                                               -           -          74
  Increase (Decrease) in:
    Accounts payable                                                      (2,956)      2,066       1,196
    Accrued expenses                                                       3,402       1,065         569
    Other liabilities                                                        (19)        (38)        (28)
    Deferred revenue                                                      (1,652)      1,754       2,298
                                                                        --------    --------    --------
  Net cash used in operating activities                                  (18,459)     (7,564)    (14,531)
Cash flows from Investing Activities:
  Purchase of property and equipment                                        (948)     (2,328)     (2,763)
  Decrease in marketable securities                                            -           -       3,224
                                                                        --------    --------    --------
Net cash provided by (used in) investing activities                         (948)     (2,328)        461
Cash Flows from Financing Activities:
  Repayment of note payable to stockholder                                  (900)     (1,500)          -
  Proceeds from note payable to stockholder                                1,000         900       3,000
  Proceeds from preferred stock issuance, net of issuance costs            9,375       7,951           -
  Proceeds from common stock - private placement                          10,528           -           -
  Proceeds from common stock - Societe Generale                              508           -           -
  Proceeds from common stock and warrants exercised,
   including ESPP, net of repurchases                                        109       2,197       7,969
  Proceeds from exercise of stock options                                    282          52         376
  Comprehensive loss and other                                               142        (192)        (21)
                                                                        --------    --------    --------
Net cash provided by financing activities                                 21,044       9,408      11,324
Net increase (decrease) in cash, cash equivalents and restricted cash      1,637        (484)     (2,746)
Cash, cash equivalents and restricted cash at beginning of period          1,067       1,551       4,297
                                                                        --------    --------    --------
Cash, cash equivalents and restricted cash at end of period             $  2,704    $  1,067    $  1,551
                                                                        ========    ========    ========


           See accompanying notes to consolidated financial statements

                              COMPUTER MOTION INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (in thousands)


                                                                                      Years Ended December 31,
                                                                                  --------------------------------
                                                                                   2002         2001         2000
                                                                                  ------       ------       ------
Supplemental cash flow disclosure
Cash paid for:
  Interest                                                                        $   59       $   37       $  189
  Income taxes                                                                        28           11           23
Non-cash investing and financing activities
  Dividend to warrant holders                                                          -            -        1,362
  Fair Value of warrants issued in connection with the Series B Convertible
   Preferred Stock                                                                     -        1,536            -
  Fair Value of warrants issued in connection with the Series C Convertible
   Preferred Stock                                                                 2,507            -            -
  Cumulative dividend on the Series B Convertible Preferred Stock                  1,193          203            -
  Cumulative dividend on the Series C Convertible Preferred Stock                    200            -            -
  Fair value of additional shares issued due to reset provision of
   Series B                                                                            -        1,092            -
  Conversion of Series B to Common Stock                                           9,867            -            -
  Write off of Intrinsic Value at conversion of Series B Preferred
   to Common                                                                       3,785            -            -
  Beneficial Conversion feature of the Series B Convertible Preferred Stock            -        1,066            -
  Beneficial Conversion feature of the Series C Convertible Preferred Stock        3,244            -            -
  Deferred compensation associated with stock options to non-employees               121          149          605


           See accompanying notes to consolidated financial statements

                              COMPUTER MOTION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002




NOTE 1: LIQUIDITY AND GOING CONCERN

     Computer Motion, Inc. (the "Company") has incurred losses since inception. For the years ended December 31, 2002, 2001 and 2000, the Company has incurred losses of $21,151,000, $16,413,000 and $16,349,000, respectively. In addition, for the years ended December 31, 2002, 2001 and 2000, the Company has used cash in operations of $18,459,000, $7,564,000 and $14,531,000, respectively. The combination of these factors raises substantial doubt about the Company's ability to continue as a going concern.

     Management's plans in regard to these items include the following:

          o Obtain cash proceeds under the working capital line of credit agreement with Intuitive Surgical, Inc. (see Note 16)

          o Obtain cash proceeds from the exercise of the Series C Preferred Stock warrants

On March 7, 2003, the Company entered into an Agreement and Plan of Merger with Intuitive Surgical, Inc. At the effective time of the merger, Intuitive Merger Corporation, Inc., formerly known as Iron Acquisition corporation, a newly formed subsidiary of Intuitive Surgical, Inc., will be merged with and into Computer Motion, Inc., with Computer Motion, Inc. surviving the merger and continuing as a wholly owned subsidiary of Intuitive Surgical, Inc. Upon completion of the merger, each share of Computer Motion common stock will be converted into the right to receive a fraction of a share of Intuitive Surgical common stock. The fraction of a share of Intuitive Surgical common stock to be issued with respect to each share of Computer Motion common stock will be determined by a formula described in the merger agreement. Based on the capitalization of Intuitive Surgical and Computer Motion and the market price of Computer Motion common stock as of the date of this report and assuming that the merger is completed on June 20, 2003, we estimate that the exchange ratio will be approximately 0.52. The exchange ratio will be adjusted proportionately in the event that the proposed reverse split of Intuitive Surgical's common stock is approved by Intuitive Surgical's stockholders and implemented by Intuitive Surgical's board of directors.

     In connection with the proposed merger, Computer Motion and Intuitive Surgical have entered into a Loan and Security Agreement, under which Intuitive Surgical has agreed to provide a short-term secured bridge loan facility of up to $7.3 million. The loan will terminate and all outstanding amounts will become due and payable 120 days following termination of the merger agreement (the "Maturity Date"). Interest on the loan will accrue at a rate of 8% per annum and will be payable on the Maturity Date.

     Additionally, pursuant to the merger agreement, Computer Motion and Intuitive Surgical filed stipulations on March 10, 2003 to immediately stay all pending litigation proceedings between them until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to the cases being dismissed upon consummation of the transaction contemplated by the merger agreement.

     There are no assurances that the proposed merger will close or that adequate funds will be available to the Company on acceptable terms, if at all. If the Company is unable to raise additional required capital in the future, it may be required to significantly curtail its operations or obtain funding through the relinquishment of significant technology. The failure of the Company to successfully achieve one or all of the above items will have a material impact on the Company's financial position and results of operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

     Nature of operations > The Company develops and markets proprietary robotic and computerized surgical systems that enhance a surgeon's performance and centralize and simplify a surgeon's control of the operating room. The Company's primary efforts are directed toward developing and commercializing medical robots and intelligent interface modalities, which will enable new minimally invasive surgical procedures and enhance the surgical team's overall productivity.


     Consolidation > The consolidated financial statements include the accounts of the Company and its wholly owned French subsidiary, Computer Motion, S.A. Intercompany transactions and balances have been eliminated in consolidation.

     Reclassifications > Certain reclassifications of previously reported amounts have been reclassified to conform to the current year presentation.

     Use of estimates > Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

     Revenue recognition > The Company applies the provisions of Staff Accounting Bulleting No. 101 (SAB 101) when recognizing revenue. SAB 101 states that revenue generally is realized or realizable and earned when all of the following criteria are met: a) persuasive evidence of an arrangement exists, b) delivery has occurred or the services have been rendered, c) the seller's price to the buyer is fixed or determinable, and d) collectibility is reasonably assured.

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

     Revenues from product sales to financing institutions are not recognized by the Company until a purchase order is received, the product has been shipped and the funding by the financing institution has been approved. The Company recognized revenues from sales to third party financing institutions of $933,000, $2,179,000 and $1,379,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

     Foreign currency translation > The assets and liabilities of Computer Motion, S.A. are translated into U.S. dollars at exchange rates in effect on reporting dates, while capital accounts are translated at historical rates. Income statement items are translated at average exchange rates in effect during the financial statement period. The cumulative effect of translation is recorded as a separate component of stockholders' equity.

     Net loss per share > Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share," requires presentation of both basic and diluted net loss per share in the financial statements. The Company's basic net loss per share is the same as its diluted net loss per share because inclusion of outstanding stock options and warrants in the calculation is antidilutive. Basic and diluted loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.

     Loss per share information is summarized as follows:

                                                                                 Years Ended December 31,
                                                                   Amounts in thousands, except per share amounts
                                                  ---------------------------------------------------------------------------
                                                           2002                      2001                      2000
                                                  -----------------------    ---------------------     ----------------------
                                                   Amount       Per share     Amount     Per share      Amount      Per share
                                                  --------      ---------    --------    ---------     --------     ---------
Loss per share data - basic and diluted:
Net Loss and net loss per share                   $(21,151)       $(1.27)    $(16,413)     $(1.60)     $(16,349)     $(1.76)
Fair Value of warrants issued in connection
 with the Series B Convertible Preferred Stock           -             -       (1,536)      (0.15)            -           -
Cumulative 4.9% dividend on the Series B
 Convertible Preferred Stock                        (1,193)        (0.07)        (202)      (0.02)            -           -
Fair value of additional shares issued
 due to a reset provision of the Series B
 Convertible Preferred Stock                             -             -       (1,092)      (0.11)            -           -
Beneficial Conversion feature of the Series B
 Convertible Preferred Stock                             -             -       (1,067)      (0.10)            -           -
Write off of Intrinsic Value at conversion
 of Series B Convertible Preferred Stock            (3,785)        (0.23)           -           -             -           -
Fair Value of warrants issued in connection
 with the Series C Convertible Preferred Stock      (2,507)        (0.15)           -           -             -           -
Cumulative dividend on the Series C
 Convertible Preferred Stock                          (200)        (0.01)           -           -             -           -
Beneficial Conversion feature of the Series C
 Convertible Preferred Stock                        (3,244)        (0.20)           -           -             -           -
Fair Value of warrants issued in connection
 with the Private Placement of Common Stock              -             -            -           -        (1,362)      (0.14)
                                                  --------        ------     --------      ------      --------      ------
Net loss available to common shareholders
 and net loss per share                           $(32,080)       $(1.93)    $(20,310)     $(1.98)     $(17,711)     $(1.90)
                                                  ========        ======     ========      ======      ========      ======




     Cash equivalents > Cash equivalents consisting of liquid investments with maturity of three months or less when purchased and are stated at cost, which approximates market.

     Property and equipment > Property and equipment are stated at cost and are depreciated using the straight-line method based on useful lives of seven years for furniture and fixtures and three to seven years for machinery and equipment and three years for computer equipment. Included in the property and equipment section of the consolidated balance sheet is demo equipment of $5,413,000 and $3,457,000 as of December 31, 2002 and 2001 respectively. Demo equipment is used to enhance the marketing efforts of the Company and is depreciated over three years. The Company evaluates its' long term assets including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired.

     Software development costs > The Company internally produces and develops software related to its hardware products. Costs to develop this software are accounted for in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold Leased, or Otherwise Marketed", which requires the Company to capitalize software development costs when "technological feasibility" of the product has been established and future revenues assure recovery of the capitalized amounts. Because of the relatively short time period between "technological feasibility" and product release, the Company has not capitalized any software development costs as of December 31, 2002 or December 31, 2001.

     Stock-based compensation > SFAS No. 123, "Accounting for Stock-based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic-value method prescribed in Accounting Principles board Opinion No. 25, "Accounting for Stock Issued to Employees.

     The Company accounts for option and warrant grants to non-employees using the guidance of SFAS 123 and EITF No. 96-18 whereby the fair value of option and warrant grants are determined using the Black Scholes valuation model at the earlier of the date which the non-employees' performance is completed or a performance commitment is reached.

     Research and development > Research and development expenses are charged to operations as incurred and totaled $10,903,000, $12,034,000 and $11,564,000 for the years ended December 31, 2002, 2001 and 2000 respectively.

     Income taxes > The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rate in effect for the years in which the differences are expected to reverse.

     The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event of significant changes in ownership interests. The Company does not believe that ownership changes to date have had an impact on its ability to utilize these carryforwards. There can be no assurance that ownership changes, including the potential merger as discussed in Note 16, will not significantly limit the Company's ability to use existing or future net operating loss or tax credit carryforwards.

     Inventories > Inventories, which include materials, labor and overhead, are stated at the lower of cost or market. The Company uses the first-in, first-out
(FIFO) method to value inventories. The components of inventories are as follows:


                                         December 31,      December 31,
                                             2002              2001
                                         ------------      ------------
Raw materials                             $3,531,000        $3,200,000
Work in process                              900,000           470,000
Finished goods                             1,435,000         2,183,000
                                         ------------      ------------
Total inventories                         $5,866,000        $5,853,000
                                         ============      ============


     Patents, trademarks and other intangibles > Patents, trademarks and other intangibles are carried at cost less accumulated amortization that is calculated on the straight-line basis over the estimated useful lives of the assets.

     Other comprehensive loss > The Company accounts for other comprehensive loss in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 requires certain financial statement components, such as net unrealized holding gains or losses and cumulative translation adjustments, to be included in other comprehensive income (loss).

     Segment reporting > The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information"(see Note 15). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements.

     Shipping and handling costs > Shipping and handling costs totaling $113,000, $71,000 and $72,000 for the years ended December 31, 2002, 2001 and
2000, respectively were billed to customers. These billings have been recognized as revenue. The associated costs have been recognized as a component of cost of revenues in the accompanying consolidated statements of operations.

     Fair value of financial instruments > The carrying value for cash and cash equivalents, accounts receivable, note payable to stockholder and accounts payable approximates fair value because of the short maturity of these instruments.

     Recent accounting pronouncements > In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148. Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. The Company adopted the disclosure requirements of SFAS No. 148 in fiscal 2002. The Company did not adopt the fair value method of accounting for stock-based compensation and as such the adoption of SFAS No. 148 did not have a material impact on the Company's results of operations or its financial position.


NOTE 3: STOCK PURCHASE AND OPTION PLANS

     Employee stock purchase plan > The Company's employee stock purchase savings plan allows participating employees to purchase, through payroll deductions, shares of common stock at 85% of the fair market value at specified dates. Under the terms of the plan, 400,000 shares of common stock have been reserved for purchase by plan participants. Employees purchased 95,033, 54,679, and 14,227 shares in fiscal 2002, 2001, and 2000 respectively. At December 31, 2002, there were 171,407 shares available for purchase under the plan.

     Stock options > Under the terms of the Company's stock option plans, 6,746,017 shares of common stock have been reserved for issuance to directors, officers and employees and to others with relationships with the Company. Stock options are generally exercisable over periods up to 10 years from date of grant and may be "incentive stock options" or "non-qualified stock options." Options generally vest evenly over four years. At December 31, 2002, there were a maximum of 80,618 shares available for grant and 5,535,588 options outstanding of which 2,188,897 shares were exercisable at a weighted average exercise price of $5.55 per share. The weighted average contractual life of options outstanding December 31, 2002 was 8.3 years. The weighted average fair value of options granted for the years ended December 31, 2002, 2001, and 2000 were $1.24, $2.63, and $4.70 respectively. Stock option activity was as follows:

                                      Options      Weighted Average
                                    -----------    ----------------
                                    Outstanding     Exercise Price
                                    -----------    ----------------
Balance at December 31, 1999         1,695,210           $8.54

Granted                              1,391,580           $7.82
Canceled                              (245,256)          $9.96
Exercised                              (87,031)          $4.32
                                     ---------           -----
Balance at December 31, 2000         2,754,503           $8.12

Granted                              1,523,056           $4.22
Canceled                              (846,037)          $8.73
Exercised                              (24,412)          $0.01
                                     ---------           -----
Balance at December 31, 2001         3,407,110           $6.31



Granted                              3,020,699           $1.08
Canceled                              (732,222)          $6.00
Exercised                             (159,999)          $0.15
                                     ---------           -----
Balance at December 31, 2002         5,535,588           $3.68



     The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2002:


                                                           Options Outstanding              Options Exercisable
                                                      ----------------------------    -------------------------------
                                                        Weighted         Weighted                           Weighted
                                                         Average          Average                            Average
                                                        Remaining         Exercise                           Exercise
                                   Number              Contractual        Price          Number               Price
Range of Exercise Prices         Outstanding              Life           per Share     Exercisable          per Share
------------------------         -----------           -----------       ---------     -----------          ---------
    -              1.50           2,454,612                9.61            $ 0.77         426,112             $ 0.40

 1.50              2.25             161,912                9.28              1.77           3,112               1.54

 2.25              3.38             149,419                8.74              3.25          40,303               3.23

 3.38              5.06           1,554,909                7.28              4.38         825,690               4.47

 5.06              7.59             184,450                8.38              5.79         144,276               5.82

 7.59             11.39             968,711                6.55              9.28         694,410               9.47

11.39             17.09              61,575                5.59             13.48          54,994              13.59
                                  ---------                ----            ------       ---------             ------
                                  5,535,588                8.30            $ 3.68       2,188,897             $ 5.55
                                  ---------                ----            ------       ---------             ------

     When stock options are exercised, the par value is credited to common stock and the excess of the proceeds over the par value is credited to additional paid-in capital. When non-qualified options are exercised, or when incentive stock options are exercised and sold within a one-year period, the Company realizes income tax benefits based on the difference between the fair value of the stock on the date of exercise and the stock option exercise price. These tax benefits do not affect the income tax provision, but rather are credited directly to additional paid-in capital.


Non-employee Option Grants

     Pursuant to the terms of the plans, in 1999 the Company issued 77,500 options to non-employees. The fair market value of the stock options on the grant date was calculated to be $285,000 under the Black-Scholes valuation model. In May 2001, all 77,500 options were cancelled. Compensation expense of $0, $42,000 and $71,000 was recognized for the years ended December 31, 2002, 2001 and 2000, respectively for options granted to non-employees in 1999.

     In 2000, the Company issued 92,000 options to non-employees. The fair market value of the stock options on the grant date was calculated to be $320,000 under the Black-Scholes valuation model. Compensation expense of $75,701, $103,000 and $33,000 was recognized in 2002, 2001 and 2000, respectively for options granted to non-employees in 2000.

     In 2001, the Company issued 49,000 options to non-employees. The fair market value of the stock options on the grant date was calculated to be $149,000 under the Black-Scholes valuation model. Compensation expense of $41,000 and $25,000 was recognized in 2002 and 2001, respectively for options granted to non-employees in 2001.

     In 2002, the Company issued 191,000 options to non-employees. The fair market value of the stock options on the grant date was calculated to be $121,000 under the Black-Scholes valuation model. Compensation expense of $51,000 was recognized in 2002 for options granted to non-employees in 2002.

     In accordance with EITF No. 96-18, and SFAS No. 123, compensation expense related to non-employee option grants is recognized over the related vesting period as this method approximates the recognition of compensation expense over the service period.


Employee Option Grants

     In 1996 and 1997, the Company issued common stock warrants and granted stock options to employees and directors at prices less than the estimated fair market value of the common stock. The difference between the issuance or grant price and the estimated fair market value at the date of issuance or grant is reflected as compensation expense. Compensation expense of $17,000, $86,000 and $143,000 was recognized in 2002, 2001, and 2000 respectively. In accordance with APB No. 25, compensation expense related to employee option grants is recognized over the related vesting period. At December 31, 2002, there was no deferred (unamortized) compensation expense relating to stock options granted to employees.

     The Company maintains a management by objectives program under which non-executive employees may receive up to 10% of their base salary as a bonus if certain objectives are met. During 2002, the Company suspended cash payments for bonuses earned under this plan and issued options to purchase common stock at an exercise price of $.00. The number of shares issued to each employee is determined by the amount of their bonus divided by the fair market value of the Company's common stock on the date of grant. The Company recognized $416,000 in compensation expense for the full fair market value of options granted during 2002 at an exercise price of $0.

     Under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related accounting interpretations.

Accordingly, no compensation expense has been recognized related to the granting of stock options, except as noted above. If compensation expense related to stock options was determined based upon their grant date fair value consistent with the methodology prescribed under SFAS No. 123 the Company's net loss and net loss per share would have been increased by $4,828,000 ($.29 per share), $4,839,000 ($.47 per share) and $3,757,000 ($.40 per share) for the years ended December 31, 2002, 2001 and 2000, respectively. The fair market value of the warrants and stock options at the grant date was estimated using the Black-Scholes valuation model with the following weighted average assumptions:

                                              2002                  2001                 2000
                                             ------                -----                -----
Expected life (years)                           7.0                  7.0                  7.0
Interest rate                                  3.8%                 4.9%                 5.8%
Volatility                                   185.0%                77.0%                63.0%
Dividend yield                                 0.0%                 0.0%                 0.0%


NOTE 4: LINE OF CREDIT

     In January 2002, the Company entered into a secured, revolving line of credit with Bay View Funding. This line of credit provided for borrowings up to $2,000,000 based on eligible domestic trade receivables at a factoring fee of 2% plus a financing fee of prime rate plus 3%, secured by all the assets of the Company. The six month term of this revolving line of credit expired in July 2002 and was not renewed


NOTE 5: COMMON STOCK

     On March 30, 2001, the Company entered into an Equity Line Financing Agreement with Societe Generale, under which the Company was entitled to issue and sell, from time to time, shares of its common stock for cash consideration up to an aggregate of $12 million. In February 2002, the Company terminated the Equity Line Financing Agreement. In connection with this termination, the Company paid a one-time settlement fee of $135,000 to Societe Generale. Prior to terminating the Equity Line Financing Agreement, the Company raised approximately $508,000 in fiscal 2002 by issuing 111,615 shares of its common stock to Societe Generale.

     In February 2002, the Company raised net proceeds of approximately $10,528,000 through the sale of 2,828,865 shares of common stock and the issuance of approximately 1,697,319 warrants to purchase common stock at $5.00 per share, with certain institutional and accredited investors, including Robert
W. Duggan, the Company's Chief Executive Officer and Chairman. The fair market value of these warrants was determined to be $3,590,000 under the Black-Scholes valuation model and was recognized as a direct cost of raising capital. In February $1,395,000 in accounts payable from certain vendors was exchanged for 328,689 shares of common stock. The proceeds from the sale of the Company's common stock were used to retire approximately $2,359,000 (including the note payable to Mr. Duggan) in debt and the remainder of the proceeds were used to fund working capital needs.

NOTE 6: COMMON STOCK WARRANTS

     The Company has issued warrants to purchase common shares, which are exercisable over periods of up to 7 years from the date of issuance. At December 31, 2002, all outstanding warrants were exercisable. Warrant information is as follows:


                                               Shares              Weighted Avg
                                                Under                Exercise
                                               Warrant                Price
                                              ---------            ------------
Balance at December 31, 1999                  1,308,894               $5.48

Granted                                         361,533               $9.17
Exercised                                      (659,482)              $5.18
                                              ---------               -----
Balance at December 31, 2000                  1,010,945               $6.08

Granted                                         557,932               $8.12
                                              ---------               -----
Balance at December 31, 2001                  1,568,877               $6.81

Granted                                       4,935,115               $2.46
Exercised                                      (145,153)              $0.00
                                              ---------               -----
Balance at December 31, 2002                  6,358,839               $3.92
                                              =========               =====


     In 2000, the Company issued 361,533 warrants to current warrant holders as an incentive to exercise their original warrants. The fair market value of the warrants on the grant date was calculated to be $1,362,000 under the Black-Scholes valuation model and was recognized as a dividend to warrant holders.

     In 2001, the Company issued 557,932 warrants to the Company's Series B Convertible Preferred Stock. The fair market value of these warrants were determined to be $1,536,000 under the Black-Scholes valuation model and was recognized as a dividend to Series B Preferred Stockholders.

     In 2002, the Company issued 3,237,796 warrants to the Company's Series C Convertible Preferred Stock. The fair market value of these warrants were determined to be $2,507,592 under the Black-Scholes valuation model and was recognized as a dividend to Series C Preferred Stockholders. In addition 1,697,319 warrants were issued in connection with the February 2002 common stock private placement. The fair market value of these warrants were determined to be $3,590,000 under the Black-Scholes valuation model and was recognized as a direct cost of raising capital (See Note 5).


NOTE 7: SERIES B CONVERTIBLE PREFERRED STOCK

     On February 16, 2001, the Company, sold and issued 10,024 shares of its Series B Convertible Preferred Stock at a purchase price of $1,000 per share for an aggregate amount of $10,024,000 and concurrently therewith issued warrants for the purchase of up to 557,932 shares of the Company's Common Stock, in a private placement with several investors. $3 million of the proceeds were used to repay the note payable to Robert W. Duggan, the Company's Chairman and Chief Executive Officer. The Preferred Stock had a three (3) year maturity and was initially convertible into shares of the Company's common stock at $5.77 per share. The initial conversion price was subject to adjustment on the six (6) month and nine (9) month anniversaries of the closing date of the private placement, whereupon the conversion price reset to the average of the ten (10) lowest closing prices for the Company's Common Stock as quoted on the National Association of Stock Dealers Automated Quotation ("NASDAQ") National Market during the twenty (20) consecutive dates immediately prior to each adjustment date if such average is lower than the initial conversion price. Thus, on August 16, 2001, the conversion price was adjusted to $3.863 per share and on November 16, 2001 to $3.906 per share. The conversion price was subsequently lowered to $3.881 per share (due to certain anti-dilution adjustments), which allows the preferred stockholders an additional 845,372 common shares under the agreement. The investors entitled to receive a preferred annual dividend payable in stock at a rate of 4.90%. In addition, the investors were granted five (5) year warrants to purchase an aggregate of approximately 557,932 shares of the Company's common stock at an exercise price of $8.12 per share. The fair value of the warrants was determined to be

$1,536,000 using the Black-Scholes valuation model (see Note 6).

     Pursuant to the Registration Rights Agreement entered into by the Company in connection with its private placement of the Series B Convertible Preferred Stock, the Company agreed to use its best efforts to effect the registration of the shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock and the exercise of the warrants (the "Resale Shares") by May 17, 2001 (the "Effectiveness Deadline") or be subject to penalties of 2% of the initial purchase price of the Series B Shares for each month delay. The Company filed a registration statement on Form S-3 (File No. 333-58962), which was subject to a lengthy review by the Securities and Exchange Commission (the "SEC"). Due to this extended review process, the registration statement for the Resale Shares was not declared effective until September 24, 2001. Since effectiveness of the registration statement exceeded the Effectiveness Deadline by four months and seven days, the investors were entitled to receive a penalty payment of 8.47% of the face amount of the Series B Shares purchased by each investor. The fair value of the penalty shares issued in satisfaction of the penalty payment was $849,000 has been recorded as a direct cost of the Series B Convertible Preferred Stock offering.

     In February 2002 the holders of its Series B Convertible Preferred Stock entered into agreements with the Company whereby they agreed to convert all of their remaining shares into common stock, which included a receiving the present value of the future dividends in stock. Approximately 2,520,000 common shares were issued in connection with the conversion of the Series B Preferred Stock. These agreements also included the reduction of the Warrant price from $8.12 to $5.00 per share. The present value the dividends, write off of the unamortized reset provision and warrant price change was determined to be $4,978,000 and was recognized as a dividend in the first quarter of fiscal 2002.


NOTE 8:  SERIES C CONVERTIBLE PREFERRED STOCK

     On October 31, 2002, the Company entered into a Series C Convertible Preferred Stock Purchase Agreement with certain institutional and accredited investors, including Robert W. Duggan, the Company's Chairman and Chief Executive Officer. Under the terms of the Series C Stock Purchase Agreement, the Company sold a total of 7,370 shares of the Company's Series C Convertible Preferred Stock, including 6,299 shares of Series C-1 Convertible Preferred Stock and 1,071 shares of Series C-2 Convertible Preferred Stock, and Series C-1 warrants to purchase an aggregate of 1,473,745 shares of common stock at an initial exercise price of $1.80 per share and Series C-2 warrants to purchase an aggregate of 1,473,745 shares of common stock at an initial exercise price of $2.20 per share and warrants to purchase an aggregate of 290,306 shares of common stock at an exercise price of $.001 per share for aggregate consideration $10,316,200, less direct financing costs of $941,000. The $10,316,000 is exclusive of the $1,999,200 Robert W. Duggan investment made in January and March 2003 (See Note 16). As part of the $10,316,200 aggregate consideration, the Company received $1,499,000 in cash for the purchase of 1,071,000 shares of Series C-2 Convertible Preferred Stock for which the shares were not issued as of December 31, 2002. These shares were issued in January 2002 and at December 31, 2002, have been shown as a stock subscription within the accompanying consolidated statements of stockholders' equity. At
December 31, 2002 the fair value of the warrants issued, exclusive of Mr. Duggan's investment, was $2,507,000. In addition, the fair value of the beneficial conversion feature at December 31, 2002 was determined to be $3,244,000. At December 31, 2002, the accrued dividends payable were $179,000. The Series C Convertible Preferred Stock is convertible into shares of the Company's common stock, at the holder's election, at an initial conversion price of $1.40 per share. Dividends on Series C-1 Convertible Preferred Stock may be paid, at the Company's election, in shares of common stock or cash and dividends on Series C-2 Convertible Preferred Stock may be paid only in cash.
On March 6, all shares of Series C Convertible Preferred Stock have been converted into shares of Series D Convertible Preferred Stock.

     As set forth in the purchase agreement signed in connection with the Series C Financing, Mr. Duggan (or his affiliates or designees) agreed to purchase an aggregate amount of Series C stock totaling $1,999,200, $999,600 of which was paid by the conversion of an outstanding promissory note from the Company to Mr. Duggan. Following the receipt of shareholder approval on January 27, 2003, Mr. Duggan and his designees purchased an additional $999,600 of Series C Convertible Preferred Stock.

     In accordance with the Certificate of Designations and the Side Agreement, the shares of Series C Convertible Preferred Stock bear a cumulative dividend at a rate of 12% per annum until January 31, 2003, and 8% per annum thereafter. In the event shares of Series C Convertible Preferred Stock are not converted or redeemed in accordance with the Certificate of Designations by October 31, 2004, the cumulative dividend rate will be adjusted upward to 12% per annum thereafter. Dividends on the Series C-1 Convertible Preferred Stock may be paid by the Company, at its option, through the issuance of shares of Common Stock or in cash, and dividends on the Series C-2 Convertible Preferred Stock may only be paid in cash.

     In accordance with the Certificate of Designations, in the event the Company proposes to enter into a Change of Control Transaction (as defined below) and if not previously converted, the holders of Series C Shares may elect to convert such Series C Shares into a number of common shares equal to 135% of the amount into which such Series C Shares would otherwise be convertible.

     A "Change of Control Transaction" means, (i) the sale, conveyance or disposition of all or substantially all of the assets of the Company, (ii) a consolidation or merger of the Company with or into any other "Person" (as defined in the Exchange Act) (whether or not the Company is the surviving Person, but other than a consolidation or merger in which the surviving corporation (x) is listed on the NASDAQ National Market, the New York Stock Exchange or the American Stock Exchange and (y) the value of the consideration to be paid to the stockholders of the Company is at least $1.40 per share of Common Stock (as adjusted for stock dividends, stock splits or recapitalizations)), or (iii) any Person or any "group" (as such term is used in
Section 13(d) of the Exchange Act), becomes the beneficial owner or is deemed to beneficially own (as described in Rule 13d-3 under the Exchange Act without regard to the 60-day exercise period) in excess of 50% of the Company's voting power of the capital stock of the Company normally entitled to vote in the election of directors of the Company (other than (A) any Person or any such group that held such voting power as of the Initial Issuance Date or (B) any group that holds such voting power subsequent to the Initial Issuance Date, provided that the Persons that constitute such group include the Person or a majority of the members of, and at least 50% of the voting power held by, a group referenced in the foregoing clause (A)).

     On March 6, 2003, the Company entered into a Stock Exchange Agreement (the "Exchange Agreement") with all of the holders of outstanding shares of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock pursuant to which such holders agreed to exchange their Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock for a like number of shares of the Series D-1 Convertible Preferred Stock and Series D-2 Convertible Preferred Stock. The shares of the Series D Convertible Preferred Stock will convert into shares of common stock immediately prior to the consummation of the merger described above. Pursuant to the terms of the Exchange Agreement, in the event the Company does not consummate the merger by September 30, 2003, the Company will file its Certificate of Designations Setting Forth the Preferences, Rights and Limitations of the Series E Convertible Preferred Stock with the Secretary of State of Delaware, and, thereupon outstanding shares of Series D-1 Convertible Preferred Stock and Series D-2 Convertible Preferred Stock will be exchanged for share of a like number of Series E-1 Convertible Preferred Stock and Series E-2 Convertible Preferred Stock. As an inducement to the holders of shares of Series C Convertible Preferred Stock to enter into the Exchange Agreement, the Company has agreed to lower the exercise price of all outstanding Series C-1 warrants and Series C-2 warrants (described more particularly below) to $1.50 per share, provided that such holders exercise such warrants prior to 10 days following the mailing of a proxy statement relating to the Company's meeting of stockholders to approve the merger.

NOTE 9: INCOME TAX PROVISION

     Income tax for all years presented consists of the minimum state income and franchise taxes. Net deferred income tax assets at December 31, 2002, 2001 and 2000 consisted of the following:


                                                                 2002                2001                 2000
                                                            ------------        ------------         ------------
Allowance for doubtful accounts                             $    311,000        $    507,000         $  1,038,000
Accrued liabilities                                            2,507,000             955,000              685,000
Depreciation and amortization                                    658,000             708,000              477,000
Net operating loss carryforwards                              28,008,000          22,877,000           17,991,000
Tax credits                                                    3,727,000           3,790,000            2,677,000
Capitalized research and development costs                     3,700,000           3,122,000            2,343,000
Other                                                            355,000             377,000              263,000
                                                            ------------        ------------         ------------
Total deferred income tax asset                               39,266,000          32,336,000           25,474,000
Valuation reserve                                            (39,266,000)        (32,336,000)         (25,474,000)
                                                            ------------        ------------         ------------
Net deferred income tax asset                               $          -        $          -         $          -
                                                            ============        ============         ============



     The income tax provision reconciles to the amount computed by applying the federal statutory rate to loss before income taxes as follows:

                                                              2002                2001              2000
                                                          -----------         -----------        -----------
Expected federal benefit                                  $(7,191,000)        $(5,580,000)       $(5,559,000)
State income taxes, net of federal income tax effect           30,000              20,000             24,000
Tax benefits not recognized                                 7,191,000           5,580,000          5,559,000
                                                          -----------         -----------        -----------
Income tax provision                                      $    30,000         $    20,000        $    24,000
                                                          ===========         ===========        ===========



     At December 31, 2002, the Company had federal and state net operating loss
(NOL) carryforwards of approximately $78,718,000 and $14,074,000 respectively, and research and development tax credit carryforwards of approximately $4,854,000. The federal tax credit and NOL carryforwards expire between 15 and 20 years from the year of loss and are restricted if significant changes in ownership occur. The state NOL carryforwards expire between 5 and 10 years from the year of loss. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event of significant changes in ownership interests. The Company does not believe that ownership changes to date have had an impact on its ability to utilize these carryforwards. There can be no assurance that ownership changes, including the potential merger as discussed in Note 16, will not significantly limit the Company's ability to use existing or future net operating loss or tax credit carryforwards.

     Realization of deferred tax assets is dependent on generating sufficient taxable income during the periods in which the temporary differences will reverse. Because the Company is uncertain when it may realize the benefit of its tax assets, the Company has placed a valuation allowance against the total amount of the deferred tax assets.


NOTE 10: FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET RISK

     Financial instruments > Marketable securities consist of bank certificates of deposit, commercial paper and corporate bonds, all of which by policy must mature within 360 days. Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," all marketable securities are classified as held to maturity and are carried at amortized cost which closely approximates fair market value. Interest income earned totaled $62,000, $91,000 and $140,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company's investment portfolios consist of money market accounts of $2,606,000 and $987,000 at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, cash of $98,000 and $80,000, respectively was restricted and pledged as collateral for various letters of credit.

     Concentration of risk > Trade accounts receivable and certain marketable securities are financial instruments, which may subject the Company to concentration of credit risk. Although the Company does not anticipate collection problems with its receivables, payment is contingent to a certain extent upon the economic condition of the hospitals, which purchase the Company's products. The credit risk associated with receivables is limited due to the dispersion of the receivables over a number of customers in a number of geographic areas. The Company monitors credit worthiness of its customers to which it grants credit terms in the normal course of business. Marketable securities are placed with high credit qualified financial institutions and Company policy limits the credit exposure to any one financial instrument; therefore, credit loss is reduced. At December 31, 2002, the Company had $2,505,000 cash in excess of Federal Deposit Insurance Corporation (FDIC) insurance coverage.

     For the year ended December 31, 2002, no single customer accounted for more than 10% of revenue. As of December 31, 2002, the Company had two customers that each accounted for approximately 14% of accounts receivable, and two other customers that accounted for 11% and 10% of accounts receivable. For the year ended and as of December 31, 2001, the Company had one customer that accounted for approximately 13% of revenue for the year and two other customers that accounted for approximately 17% and 15% of accounts receivable. For the year ended and as of December 31, 2000, the Company had one customer that accounted for approximately 21% of the revenue for the year and 18% of accounts receivable and a second customer that accounted for approximately 10% of the revenue for the year and 15% of accounts receivable.

     A sub-assembly of the robotic arms, which are a major component of the Company's AESOP and ZEUS products, is purchased from a single supplier. The Company believes that other suppliers would be available for the sub-assembly, if necessary (see Note 12).


NOTE 11: NOTE PAYABLE TO STOCKHOLDER

     During the year ended December 31, 2002, the Company received a bridge loan advance in the aggregate amount of $1,000,000 from Robert W. Duggan, the Company's Chairman and Chief Executive Officer. Interest accrues at 12% per annum on this loan. Upon stockholder approval, in January 2003, $999,600 of the note was converted into shares of the Company's Series C Convertible preferred stock (See Note 16).


NOTE 12: COMMITMENTS AND CONTINGENCIES

     Leases > Rent expense for the years ended December 31, 2002, 2001 and 2000 was $1,076,000, $1,043,000 and $891,000, respectively. As of December 31, 2002, the Company had the following minimum lease payments for certain facilities and equipment under operating leases: 2003-$1,032,000; 2004-$1,013,000;
2005-$766,000; 2006-$751,000 and thereafter $273,000.

     Contingencies > The Company is involved in various claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of all such matters will not have a material effect on the accompanying financial position or operating results.

     On May 10, 2000, the Company filed a lawsuit in United States District Court alleging that Intuitive Surgical's da Vinci surgical robot system infringes on its United States Patent Nos. 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664, 5,855,583 and 6,063,095. Subsequently, Computer
Motion's complaint was amended to add allegations that Intuitive's da Vinci surgical robot infringed two additional Computer Motion patents, United States Patent Nos. 6,244,809 and 6,102,850. These patents concern methods and devices for conducting various aspects of robotic surgery. Intuitive has served an Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. Discovery is still underway. The parties have filed cross motions for summary judgment on the issue of patent infringement relating to the '108, '664, '809, and '850. The Court recently granted Intuitive's motion for summary judgment of non-infringement relating to the '850 patent. The Court also recently granted our motion for summary judgment relating to the '809 patent. The Court has not ruled on any of the remaining motions at this time. Pursuant to the merger agreement with Intuitive, Computer Motion and Intuitive filed on March 10, 2003, stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

     On or about December 7 and 8, 2000, the United States Patent and Trademark Office (USPTO) granted three of Intuitive's petitions for a declaration of an interference relating to the Company's 5,878,193, 5,907,664, and 5,855,583 patents. On March 30, 2002, the three judge panel of the Board of Patent Interferences issued decision orders on the parties' preliminary motions. The Board granted the Company's motion on Interference No. 104,643 and issued an order for Intuitive to show cause why judgment should not be entered against Intuitive on this interference. The Board denied the Company's motion on the Interference No. 104,644 and entered judgment against the Company. The Board denied the Company's motions on the Interference No. 104,645, deferred decision on two of Intuitive's motions, and granted-in-part, denied-in-part and deferred-in-part on one of Intuitive's motions. The Board's decision on Interference No. 104,645 invalidated some of the parties' claims, affirmed some of Intuitive's claims and provided for further proceedings related to two of our claims and is therefore not final. On July 25, 2002, Computer Motion filed a civil action seeking review of the two adverse decisions in the United States District Court for the District of California. Pursuant to the merger agreement with Intuitive, Computer Motion and Intuitive filed on March 10, 2003, stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

     On February 21, 2001, Brookhill-Wilk filed suit against the Company alleging that its ZEUS surgical system infringed upon Brookhill-Wilk's United States Patent Nos. 5,217,003 and 5,368,015. Brookhill-Wilk's complaint sought damages, attorneys' fees and increased damages alleging willful patent infringement. On March 21, 2001, the Company served its Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On November 8, 2001, the United States District Court for the Southern District of New York in the co-pending Brookhill-Wilk v. Intuitive Surgical, Inc., Civil Action No. 00-CV-6599 (NRB), issued an order interpreting the claims of Brookhill-Wilk's Patent No. 5,217,003 in a way that the Company believed excluded current applications of its ZEUS surgical system. In light of this decision, on November 13, 2001, the parties to Brookhill-Wilk v. Computer Motion, Inc. agreed to dismiss the case without prejudice.

     On March 30, 2001, Intuitive and IBM Corporation filed suit alleging that the Company's AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984, which was issued on March 13, 2001. The complaint seeks damages, a permanent injunction, and costs and attorneys fees. Each of the asserted claims is limited to a surgical system employing voice recognition for control of a surgical instrument and literally read on Computer Motion's current AESOP product and Computer Motion's ZEUS and HERMES products to the extent they are used with AESOP. A jury trial has been held on the issues of patent invalidity due to lack of enablement and failure to disclose the best mode in addition to damages. The Company's defense of unenforceability due to prosecution laches was tried before the District Court Judge. The jury returned a verdict finding IBM's United States Patent No. 6,201,984 valid, and finding Intuitive was damaged in an amount of $4.4 million. At December 31, 2002, the Company recorded a $4.4 million litigation provision for this related jury verdict that was recorded within the litigation provision within the accompanying consolidated statements of operations. In addition, the litigation provision included in the accompanying consolidated statements of operations includes legal expenses incurred during the three years ended December 31, 2002. Prior to the jury's verdict, the court ruled that the Company had not "willfully" infringed the patent. On December 10, 2002, the Court rendered an adverse decision on our prosecution laches defense and on December 11, 2002, issued a judgment in Intuitive's and IBM's favor based upon the earlier jury verdict and the Court's December 10, 2002 ruling. The case has entered the post-trial phase during which we will be seeking judicial review of the jury's verdict and the Court's December 10, 2002 ruling. Pursuant to the merger agreement with Intuitive, Computer Motion and Intuitive filed on March 10, 2003, stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

     The Company believes that all of its major product lines could be affected by this litigation. The patents subject to this litigation are an integral part of the technology incorporated in the Company's AESOP, ZEUS and HERMES product lines which together accounted for approximately 76% of its revenues for the year ended December 31, 2002. If the Company loses the counterclaim on the patent suit brought by Intuitive or the patent infringement claims by Intuitive or IBM or if the decision in Brookhill-Wilk v. Intuitive Surgical, Inc. is reversed, the Company may be prevented from selling its products as currently configured without first obtaining a license to the disputed technology from the successful party or modifying the product. Obtaining a license could be expensive, or could require that the Company license to the successful party some of its own proprietary technology, either of which result could seriously harm the Company's business. In the event that a successful party is unwilling to grant the Company a license, the Company will be required to stop selling its products that are found to infringe the successful party's patents unless the Company can redesign them so they do not infringe these patents, which the Company may be unable to do. Whether or not the Company is successful in these lawsuits, the litigation could consume substantial amounts of the Company's financial and managerial resources. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of the Company's confidential information could be compromised by disclosure during the discovery process.

     Purchase commitments > The Company has purchase agreements with various suppliers with purchase commitments totaling $4,551,565 at December 31, 2002.


NOTE 13: FINANCING ARRANGEMENTS

     The Company can, if leasing arrangements are requested by the customer, introduce a third party financing institution to facilitate the transaction. Once the financing institution and the customer agree upon the financing terms, the Company sells the product to the financing institution without recourse. Revenues from product sales to financing institutions are not recognized by the Company until a purchase order is received, the product has been shipped and the funding by the financing institutions has been approved. The Company recognized revenues from sales to third party institutions of $933,000, $2,179,000 and $1,379,000 for the years ended December 31, 2002, 2001 and 2000, respectively.


NOTE 14: PROFIT SHARING PLAN

     The Company's defined contribution profit sharing plan (the "Plan") includes features under Section 401(k) of the Internal Revenue code. All employees are eligible to participate in the Plan after meeting certain minimum service requirements. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service limitations. Employer contributions to the Plan were $62,000, $66,000 and $69,000 for the years ending December 31, 2002, 2001 and 2000, respectively.


NOTE 15: SEGMENTS OF BUSINESS

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-making group, as defined under SFAS 131 is the Executive Staff. To date, the Executive Staff has viewed the Company's operations as principally one market: proprietary robotic and computerized surgical systems for the medical device industry. Sales by product lines within this segment are as follows:

                                                  For the Years Ended December 31,
                                          -----------------------------------------------
                                            2002               2001                 2000
                                          -------            -------              -------
ZEUS robotic and surgical systems         $ 7,127            $ 9,226              $11,382
AESOP robotic and surgical systems          6,420              8,295                5,596
HERMES voice control center                 4,706              4,078                2,140
Socrates telementoring systems              1,162                832                    -
Grant Revenue                                 450                 44                    -
Development revenue                                              765                  929
Recurring revenue                           4,246              2,291                1,685
                                          -------            -------              -------
                                          $24,111            $25,531              $21,732

     Export sales are made by the United States operations to the following geographic locations:

                                                  For the Years Ended December 31,
                                          -----------------------------------------------
                                           2002               2001                 2000
                                          ------             -------              ------
Canada                                    $1,734             $   385              $  260
Europe and the Middle East                 2,240               7,156               3,986
Asia                                       1,927               2,622               4,802
South America                                459                 110                 242
                                          ------             -------              ------
                                          $6,360             $10,217              $9,290

                                              26%                40%                  43%

     The relative impact of foreign currency fluctuations on export sales is not significant as product-pricing and cash payments are generally based on the U.S. dollar.


NOTE 16: SUBSEQUENT EVENTS

     On January 27, 2003 the Company received stockholder approval to convert $999,600 of the outstanding promissory note from the Company to Robert W. Duggan, the Company's Chairman and Chief Executive Officer, into shares of the Company's Series C Convertible Preferred Stock. On January 29, 2003 the Company issued 714 shares of Series C Convertible Preferred Stock in exchange for the note. In addition, the stockholders approved the purchase of an additional $999,200 of Series C Convertible Preferred Stock by Mr. Duggan, or his designees, which was received in March 2003.

     On February 13, 2003, the Company entered into a Loan and Security Agreement with Agility Capital, LLC, for a short-term bridge loan in the aggregate principal amount of $2,300,000. In connection with the bridge loan, the Company issued a warrant to purchase up to an aggregate of 500,000 shares of the Company's common stock at an exercise price of $.97 per share.

     On March 7, 2003, the Company entered into an Agreement and Plan of Merger with Intuitive Surgical, Inc. At the effective time of the merger, Intuitive Merger Corporation, Inc., formerly known as Iron Acquisition corporation, a newly formed subsidiary of Intuitive Surgical, Inc., will be merged with and into Computer Motion, Inc., with Computer Motion, Inc. surviving the merger and continuing as a wholly owned subsidiary of

Intuitive Surgical. Upon completion of the merger, each share of Computer Motion common stock will be converted into the right to receive a fraction of a share of Intuitive Surgical common stock. The fraction of a share of Intuitive Surgical common stock to be issued with respect to each share of Computer Motion common stock will be determined by a formula described in the merger agreement. Based on the capitalization of Intuitive Surgical and Computer Motion and the market price of Computer Motion common stock as of the date of this report and assuming that the merger is completed on June 20, 2003, we estimate that the exchange ratio will be approximately 0.52. The exchange ratio will be adjusted proportionately in the event that the proposed reverse split of Intuitive Surgical's common stock is approved by Intuitive Surgical's stockholders and implemented by Intuitive Surgical's board of directors.

The final exchange ratio will be calculated based on the total number of fully diluted shares outstanding for Intuitive Surgical and Computer Motion immediately prior to the effective time of the merger. The number of Computer Motion's fully diluted shares will vary based on the number of shares of Computer Motion common stock into which Computer Motion's Series D convertible preferred stock will be convertible and the number of shares of Computer Motion common stock which may be issued to pay accrued dividends on the Series D convertible preferred stock upon conversion. All shares of Computer Motion Series D convertible preferred stock will convert into shares of Computer Motion common stock immediately prior to the effective time of the merger. Under the terms of the Series D convertible preferred stock, in the event that the average of the closing bid prices of Computer Motion's common stock for the 20 consecutive trading days ending 15 days prior to the Computer Motion special meeting is below $1.86 per share, the conversion ratio for Computer Motion's Series D convertible preferred stock could increase. As a result, the exchange ratio in the merger may decrease and, therefore, Computer Motion common stockholders would receive a lesser number of Intuitive Surgical shares, and Computer Motion preferred stockholders would receive a greater number of
Intuitive Surgical shares, in the merger. After     , 2003, stockholders may
visit Intuitive Surgical's website, www.intuitivesurgical.com, or Computer Motion's website, www.computermotion.com, for announcements regarding the exchange ratio. Computer Motion stockholders will receive cash in lieu of any fractional shares of Intuitive Surgical common stock.

     In connection with the proposed merger, Computer Motion and Intuitive Surgical have entered into a Loan and Security Agreement, under which Intuitive Surgical has agreed to provide a short-term secured bridge loan of up to $7.3 million. The loan will terminate and all outstanding amounts will become due and payable 120 days following termination of the merger agreement (the "Maturity Date"). Interest on the loan will accrue at a rate of 8% per annum and will be payable on the Maturity Date.

     Additionally, pursuant to the merger agreement, Computer Motion and Intuitive Surgical filed stipulations on March 10, 2003 to immediately stay all pending litigation proceedings between them until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to the cases being dismissed upon consummation of the transaction contemplated by the merger agreement.

     On March 6, 2003, the Company entered into a Stock Exchange Agreement (the "Exchange Agreement") with all of the holders of outstanding shares of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock pursuant to which such holders agreed to exchange their Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock for a like number of shares of the Series D-1 Convertible Preferred Stock and Series D-2 Convertible Preferred Stock. The shares of the Series D Convertible Preferred Stock will convert into shares of common stock immediately prior to the consummation of the merger described above. Pursuant to the terms of the Exchange Agreement, in the event the Company does not consummate the merger by September 30, 2003, the Company will file its Certificate of Designations Setting Forth the Preferences, Rights and Limitations of the Series E Convertible Preferred Stock with the Secretary of State of Delaware, and, thereupon outstanding shares of Series D-1 Convertible Preferred Stock and Series D-2 Convertible Preferred Stock will be exchanged for share of a like number of Series E-1 Convertible Preferred Stock and Series E-2 Convertible Preferred Stock. As an inducement to the holders of shares of Series C Convertible Preferred Stock to enter into the Exchange Agreement, the Company has agreed to lower the exercise price of all outstanding Series C-1 warrants and Series C-2 warrants (described more particularly below) to $1.50 per share, provided that such holders exercise such warrants prior to 10 days following the mailing of a proxy statement relating to the Company's meeting of stockholders to approve the merger.

NOTE 17: QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly data for the year's ended December 31, 2002, 2001 and 2000, respectively was as follows:

                                        First Quarter     Second Quarter     Third Quarter     Fourth Quarter(A)
------------------------------------------------------------------------------------------------------------------------
Year ending December 31, 2002
  Revenue                                $ 5,691,000        $ 5,064,000       $ 4,534,000        $ 8,822,000
  Gross profit                           $ 3,046,000        $ 2,847,000       $ 2,537,000        $ 5,821,000
  Net loss                               $(4,458,000)       $(4,934,000)      $(5,526,000)       $(6,233,000)
  Loss per share                         $     (0.65)       $     (0.29)            (0.32)             (0.70)
------------------------------------------------------------------------------------------------------------------------
Year ending December 31, 2001
  Revenue                                $ 5,716,000        $ 4,003,000       $ 7,158,000        $ 8,654,000
  Gross profit                           $ 3,276,000        $ 2,121,000       $ 4,219,000        $ 5,328,000
  Net loss                               $(4,200,000)       $(5,300,000)      $(2,937,000)       $(3,976,000)
  Loss per share                         $     (0.65)       $     (0.53)      $     (0.31)       $     (0.43)
------------------------------------------------------------------------------------------------------------------------
Year ending December 31, 2000
  Revenue                                $ 1,368,000        $ 5,962,000       $ 6,211,000        $ 8,191,000
  Gross profit                           $   679,000        $ 3,580,000       $ 3,666,000        $ 5,230,000
  Net loss                               $(5,019,000)       $(3,609,000)      $(3,597,000)       $(4,124,000)
  Loss per share                         $     (0.57)       $     (0.41)      $     (0.52)       $     (0.41)
------------------------------------------------------------------------------------------------------------------------

(A) In the fourth quarter 2002 the Company recorded a $4,400,000 litigation provision for the Intuitive suit (see Note 12), along with actual litigation expenses of $599,000.

                              COMPUTER MOTION, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                        Balance At                                              Balance At
                                        Beginning                                                 End Of
Allowance for Doubtful Accounts         Of Period           Additions(1)          Deductions      Period
-------------------------------         ----------          ------------          ----------    ----------
Year ended December 31, 2002            $  807,000            $284,000             $930,000     $  161,000

Year ended December 31, 2001            $1,374,000            $250,000             $817,000     $  807,000

Year ended December 31, 2000            $1,203,000            $931,000             $760,000     $1,374,000


                                        Balance At                                              Balance At
                                        Beginning                                                 End Of
Allowance for Sales Returns             Of Period           Additions(2)          Deductions      Period
---------------------------             ----------          ------------          ----------    ----------
Year ended December 31, 2002            $  377,000           $  306,000            $ 63,000     $  620,000

Year ended December 31, 2001            $1,048,000           $  169,000            $840,000     $  377,000

Year ended December 31, 2000            $   25,000           $1,033,000            $ 10,000     $1,048,000

(1)  This is charged to bad debt expense
(2)  This is recorded as a reduction to revenue

                                  EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------
16               Letter of Arthur Andersen LLP

21.1             Subsidiaries of Computer Motion, Inc.

23.1             Consent of Ernst & Young LLP, Independent Auditors.

23.2             Notice Regarding Consent of Arthur Andersen LLP

99.1             Certification of Robert W. Duggan, the Company's Chairman and Chief
                 Executive Officer, pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.2             Certification of Larry Redfern, the Company's Chief Accounting Officer, pursuant to
                 Section 906 of the Sarbanes Oxley Act of 2002.