Form 10-K/A
period 2002-12-31
COMPUTER MOTION INC
filed 2003-05-12
CIK 906829

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File No. 000-22755

Computer Motion, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	77-0458805
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130-B Cremona Drive

Goleta, CA 93117
(Address of principal executive offices)

(805) 968-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value

(Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, or will not be contained, to the best of the Registrant’s knowledge, in definitive proxy information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark if the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

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

      The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of March 14, 2003 was 17,921,882 shares.

PART I

Item 1.     Business

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company’s results, please refer to “Risk Factors that May Affect Future Results” below.

Company Overview

      Computer Motion, Inc. (“Computer Motion” or the “Company”) is committed to developing, manufacturing and marketing proprietary robotic and computerized surgical systems that are intended to enhance a surgeon’s performance and centralize and simplify the surgeon’s control of the operating room (“OR”).

      The Company believes that its products have the potential to revolutionize surgery and the OR by providing surgeons with the precision and dexterity necessary to perform complex, minimally invasive surgical procedures, and by enabling surgeons to control critical devices in the OR through simple verbal commands. Computer Motion believes that its products have the potential to broaden the scope and increase the effectiveness of minimally invasive surgery (“MIS”), improve patient outcomes and create a safer, more efficient and cost effective OR.

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

      Computer Motion’s vision is to bring the power of computers and robotics to the OR to facilitate a surgeon’s ability to perform complex surgical procedures and enable new, minimally invasive microsurgical procedures that are currently very difficult or impossible to perform. The Company works with leading practitioners in multiple surgical disciplines to develop new MIS procedures using the Company’s products to provide better visualization and improved dexterity for the surgeon.

      The Company has developed four major products and a suite of supporting supplies, accessories and services. The four major products are the AESOP®Endoscope Postioner, a surgical robot capable of positioning an endoscope in response to a surgeon’s commands; the ZEUS® Surgical System, a robotic platform designed to improve a surgeon’s ability to perform complex surgical procedures and enable new, minimally invasive microsurgical procedures that are currently impossible or very difficult to perform; the HERMES® Control Center, a voice activated OR control system designed to enable a surgeon to directly control multiple OR devices, including the Company’s AESOP system, through simple verbal commands; and the SOCRATESTM Telementoring System, an interactive telecollaborative system allowing a surgeon to mentor and collaborate with another surgeon during an operation. SOCRATES also allows a remote surgeon to participate in a surgery by remotely controlling AESOP, our endoscope-positioning robot.

Robotic Systems

      The Company’s line of computer and robotic systems enhance a surgeon’s ability to perform complex, minimally invasive surgeries. The Company has developed the EVOLVE surgical continuum to support a gradient learning curve for surgeons to safely and economically develop the skills required to transition from open to endoscopic surgery. All four of the Company’s robotic products are integral to the EVOLVE process.

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

      The AESOP platform is the world’s first Food and Drug Administration (“FDA”) cleared surgical robot and incorporates the world’s first FDA-cleared voice control interface for use in the OR. The AESOP system was introduced in the fourth quarter of 1994. AESOP 2000 with voice control was introduced in the fourth quarter of 1996. The AESOP 3000 platform, introduced in December 1997, is the world’s first FDA-cleared surgical robot capable of assisting in advanced minimally invasive cardiothoracic procedures. The AESOP 3000 robotic arm features added flexibility and functionality over its predecessor, adding the range of motion necessary for endoscopic viewing in the thoracic (chest) cavity. AESOP is cleared for use by the FDA in general surgery, ear nose throat, cardio thorasic, urologic, vascular, bariatric, and gynecological procedures. The AESOP HR platform allows for control of AESOP through the HERMES Control Center. AESOP HR enables the operative surgeon to view the status of the AESOP device, save memory positions, and view the AESOP menu structure on a surgical monitor. The AESOP HR platform also allows the surgeon to adjust AESOP’s speed to an optimal setting based on the constraints of the procedure.

      The introduction of the AlphaTM Virtual Port in June 2000 enabled the application of AESOP in open procedures, which is especially useful when used in conjunction with the EVOLVE education continuum. The Alpha Virtual Port provides a free-space pivot point for the use of AESOP in sternotomy accessed cardiac procedures as well as open abdominal procedures. The application of the Alpha Virtual Port in conjunction with AESOP is the first step in the EVOLVE program’s step-wise transition from open to closed procedures. The Alpha Virtual Port allows the operative surgeon in-training to gain experience with the technology prior to advancing to a closed MIS procedure approach.

      Computer Motion has leveraged the core technologies underlying the AESOP platform to develop the ZEUS Surgical System, the HERMES Control Center, and the SOCRATES Telementoring System.

ZEUS Platform

      The Computer Motion ZEUS Surgical System is designed to fundamentally improve a surgeon’s ability to perform complex, MIS procedures and to enable new, minimally invasive microsurgical procedures that are currently very difficult or impossible to perform with conventional surgical methods. The Company believes that these new MIS procedures will result in reduced patient pain and trauma, fewer complications, lessened cosmetic concerns, shortened convalescent periods and will increase the number of patients qualified for certain surgical procedures. As a result, the Company believes that an increase in minimally invasive procedures will produce lower overall healthcare costs to patients, hospitals and healthcare payors.

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

      The Company believes that the ZEUS platform will provide clinicians with the following significant benefits:

Improved Precision. The ZEUS platform incorporates technology that is designed to enable a surgeon to scale his or her movements, allowing manipulation of instruments on a microsurgical scale while utilizing normal hand and arm movements. For instance, in microsurgical procedures which involve extremely small anatomical structures and which utilize sutures ranging from 20 to 40 microns ( 1/3 to 2/3 the width of a human hair), if a surgeon selects a scaling ratio of 4 to 1, each one inch movement by the surgeon would result in a 1/4 inch movement by the robotic surgical instruments. Various useful scaling ratios can be selected by the surgeon intra-operatively.

Improved Dexterity. The ZEUS platform is designed to enhance a surgeon’s performance by enabling robotic manipulation of surgical instruments, as opposed to hand-held instruments, which are very difficult to manipulate manually when performing challenging minimally invasive surgery. For instance, a surgeon can activate and deactivate the instrument handles to further extend his or her range of motion to complete a particular movement, such as suturing, without having to physically contort his or her arms. In addition, in order to gain anatomical access to certain regions of the body in a minimally invasive manner, the robotic instruments can be placed in positions that would be extremely difficult for a surgeon to manipulate manually using conventional MIS techniques due to the distance between the instruments and their relative positions to each other.

Elimination of Involuntary Hand Tremor. The ZEUS platform is designed to hold the surgical instruments and the endoscope in a steady manner, eliminating a surgeon’s incidental and unintended hand motions and tremors, which are intensified when holding surgical instruments for, extended periods of time.

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

Minimized Surgeon Fatigue. The ZEUS platform allows a surgeon to operate the surgical instrument handles in a comfortable, ergonomic position, including sitting down and positioning his or her forearms on armrests. The Company believes this enhanced ergonomic design can increase the efficiency and effectiveness of demanding and lengthy microsurgical procedures.

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

Hermes Platform

      The modernization of the OR has resulted in numerous medical devices that aid a surgeon, but also increase the complexity and costs of the OR. In many instances, these devices are manually controlled and monitored by someone other than a surgeon in response to a surgeon’s spoken commands and request for status. The HERMES Control Center is designed to enable a surgeon to directly control multiple OR devices, including the Company’s AESOP system, through simple verbal commands. The HERMES Control Center provides standardized visual and digitized voice feedback to a surgical team. The Company believes that the enhanced control and feedback provided by the HERMES Control Center improves safety, increases efficiency, shortens procedure times and reduces cost.

      HERMES is a centralized control system that networks multiple HERMES-ReadyTM medical devices and provides the surgeon and OR staff with direct control using simple verbal commands or an interactive touch screen pendant. The HERMES system provides both visual graphic feedback and digitized audio feedback to the surgical team. The visual feedback is displayed directly on the endoscopic video monitor and the digitized audio feedback provides valuable device-specific status information. The 28+ FDA-cleared devices controlled by the HERMES system include: endoscopic cameras, overhead cameras, light sources, insufflators, arthroscopic shavers, arthroscopic pumps, VCRs, printers, digital image capture device, OR lights, surgical tables, electrosurgical units, and the Company’s telephone, port expander, AESOP and ZEUS systems. The HERMES-Ready interfaces for these cleared devices were created in collaboration between the Company and various HERMES alliance partners, such as Stryker Endoscopy, Smith and Nephew Endoscopy, Berchtold, Steris, Skytron, ValleyLab (TYCO), and ConMed. There is additional HERMES interface projects currently under development with these same HERMES alliance partners for an additional ten devices. These models are expected to release for commercial sale during the year 2003.

      To leverage its proprietary voice recognition technology in the arthroscopic and laparoscopic markets, the Company has partnered with Stryker Endoscopy, a division of Stryker Corporation, to market and distribute the HERMES system and various associated HERMES-Ready device interfaces. Stryker is a leading manufacturer of endoscopic medical equipment. Stryker purchases the HERMES system as an original equipment manufacturer (“OEM”) and markets the HERMES system as an integrated component with several of its laparoscopic and arthroscopic products.

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

      In October 2001, the Company received FDA clearance for the Socrates Telementoring System for use as a point-to-point communication system, under the newly created FDA device category called “Telemedicine devices.”

Manufacturing and Suppliers

      The Company’s manufacturing operations are required to comply with the FDA’s Quality System Regulation (“QSR”), which addresses the design, controls, methods, facilities and quality assurance used in manufacturing, packing, storing and installing medical devices. In addition, certain international markets have quality assurance and manufacturing requirements. Specifically, the Company is subject to the compliance requirements of ISO 9001, EN46001, the Medical Device Directive and Conformity Europeane (“CE”) mark directives which impose certain procedural and documentation requirements with respect to device design, development, manufacturing and quality assurance activities. The Company has obtained such certification and is subject to audit on an annual basis for compliance. The Company assembles all four of its product lines (AESOP, ZEUS, HERMES and SOCRATES) in its 7,200 square foot manufacturing facility in Goleta, California. Certain accessories and components are produced by qualified third party vendors. The manufacturing and assembly of the Company’s products is a complex and lengthy process involving a significant number of parts, assemblies and procedures.

      The Company purchases both custom made and stock components from a large number of qualified suppliers and subjects them to stringent incoming quality inspections. As part of the Company’s supplier qualification process, the Company periodically conducts quality audits of its suppliers. The Company relies on independent manufacturers, some of which are single source suppliers for the manufacture of the principal components of its products. Shortages of raw materials, production capacity constraints or delays on the part of the Company’s suppliers could negatively affect the Company’s ability to ship products and derive revenue. In some instances, the Company relies on companies that are sole suppliers of key components of its products. In the event that these single source suppliers can no longer provide the necessary components, Computer Motion will have to locate direct alternative suppliers. If one of these sole suppliers goes out of business, the Company could face significant production delays until an alternate supplier is found, or until the product could be redesigned and revalidated to accommodate a new supplier’s replacement component. In addition, the Company generally submits purchase orders based upon its suppliers’ current price lists. Since the Company generally does not have written contracts for future purchase orders with its suppliers, these suppliers may increase the cost of the parts the Company purchases in the future. Failure to find additional suppliers on a timely basis could result in the delay or cancellation of customer orders and a corresponding delay or reduction of expected revenue.

Competition

      There are four levels of competition for the Company’s products; pharmaceutical therapy, traditional methods of surgery, new approaches to MIS, and direct competition in robotic surgery. All four of the Company’s major systems face different levels of competition in each of these areas.

      Traditional methods of surgery have been in effect for over one hundred years. These methods often involve large incisions in the patient’s body and long recovery times. The challenge for the Company is to convince surgeons and administrators to convert to a minimally invasive approach to surgery through robotics. This requires the surgeons and hospitals to expend significant amounts of time and money in installation of the equipment and training on new procedures. The Company also needs to convince potential patients of the safety and benefits of surgery using the Company’s products. Many medical conditions that can be treated by the Company’s products can also be treated with pharmaceuticals or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use.

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

      Direct competition with the Company’s products is relatively limited. The Company’s AESOP product is fairly unique with only a single competitor, Armstrong Healthcare Ltd. Besides this single competitor, there is no direct competition other than a person physically holding an endoscope or the use of a static arm fixed positioner.

      There are a limited number of companies that have developed computer assisted and robotic surgical systems that compete to varying degrees with the Company’s ZEUS system. These include EndoVia Medical, Inc. (formerly Brock Rogers Surgical, Inc.) and Intuitive Surgical, Inc. Several other companies produce computer assisted and robotic surgical devices that do not directly compete with the potential surgical procedures for ZEUS. These include Integrated Surgical Systems, Inc., Johns Hopkins University Engineering Research Consortium, Maquet AG, MicroDexterity Systems, Inc, Ross-Hime Designs, Inc and Stereotaxis, Inc.

      The Company’s SOCRATES system is unique in its ability to remotely control a robotic arm. There are numerous video conferencing products and companies which could provide remote audio and video feeds from the OR, as well as telestration capabilities.

Marketing

      The Company’s products are sold throughout the world. Orders are shipped as they are received and, therefore, no material backlog has existed to date. For the year ended December 31, 2002, no single customer accounted for more than 10% of revenue. As of December 31, 2002, two customers each accounted for 14% of accounts receivable and two other customers accounted for 11% and 10% of accounts receivable, respectively. For the year ended December 31, 2001, the Company had one distributor, SIC System SRL of Italy, which accounted for approximately 6% of the revenue for the year and 17% of the accounts receivable balance. For the year ended December 31, 2000, the Company had one distributor, Kino Corporation of Japan, which accounted for approximately 21% of the revenue for the year and 18% of accounts receivable and a second customer, Endoscopic Technologies, Inc., that accounted for approximately 10% of the revenue for the year and 15% of accounts receivable.

      Should the Company cease to use current distributors to distribute products throughout the world, it would have to identify new distributors to service these markets. While this may cause a delay in revenues in the short term, in the long term, the Company believes that it would be possible to secure new distributors.

      In the United States, the Company sells directly to hospitals through an employee based sales organization. In Western Europe, the Company also has an employee based sales organization, which is principally focused on sales in France and Germany. The Company has co-marketed the ZEUS product line with SIC System, SRL in Italy and Medtronic, Inc. in Europe, the Middle East and Africa. The Company’s agreement with Medtronic expired on December 31, 2001. The Company continues to market the ZEUS product line in Europe, the Middle East and Africa using a combination of direct sales and other third party distributors. Throughout the rest of the world, the Company uses a combination of direct sales and independent distributor organizations including Kino Corporation and the Ethicon Endo-Surgery Division of Johnson & Johnson, Inc. Under the Company’s OEM agreement with Stryker Corporation, Stryker may distribute the Company’s HERMES product for control of various Stryker endoscopic devices on a worldwide basis.

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

Research and Development

      The Company’s research and development function is focused on the development of new procedures, new medical products and improvements to existing products. In addition, research and development expense reflects the Company’s efforts to obtain additional FDA approval of certain products and processes and to maintain the highest quality standards of existing products. The Company’s research and development expenses were $10,903,000 (45% of revenue), $12,034,000 (47% of revenue), and $11,564,000 (53% of revenue) for the years ended December 2002, 2001 and 2000, respectively.

Government Regulation

      The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in most instances, by state and foreign governmental authorities. Under the Federal Food, Drug and Cosmetic Act, and regulations thereunder, manufacturers of medical devices must comply with certain policies and procedures that regulate the composition, labeling, testing, manufacturing, packaging and distribution of medical devices. In July 2000, the FDA notified the Company that robotic surgical systems would be reviewed and cleared for market under the 510(k) premarket notification pathway that is currently applied to most medical devices, including the Company’s AESOP, HERMES, SOCRATES and ZEUS products. The Company currently has 15 premarket notifications completed as listed on the FDA web-site (www.accessdata.fda.gov). ZEUS follows the 510(k) approval process, however, clearance for some indications for use required clinical studies. Some future indications may also require clinical studies.

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

      The FDA also regulates record keeping for medical devices and reviews hospital and manufacturers’ required reports of adverse experiences to identify potential problems with FDA-cleared devices. Aggressive regulatory action may be taken due to adverse experience reports. FDA device tracking and post-market surveillance requirements are expected to increase future regulatory compliance costs.

      Diagnostic-related groups (“DRG”) reimbursement schedules regulate the amount the United States government, through the Health Care Financing Administration (“HCFA”), will reimburse hospitals and doctors for the inpatient care of persons covered by Medicare. While the Company is unaware of specific domestic price resistance as a result of DRG reimbursement policies, changes in current DRG reimbursement levels could have an adverse effect on its domestic pricing flexibility.

      The Company’s business outside the United States is subject to medical device laws in individual foreign countries. These laws range from extensive device approval requirements in some countries to requests for data or certifications in other countries. Generally, regulatory requirements are increasing in these countries. In addition, government funding of medical procedures is limited and in certain instances being reduced. In the European Economic Union (“EEU”), the regulatory systems have been harmonized and approval to market in EEU countries can be obtained through a single agency. The Company’s AESOP, HERMES and ZEUS products, are approved for CE-marking, enabling marketing of these devices throughout the EEU countries. In addition, these products are also approved in Canada, Middle East (Egypt, Saudi Arabia, and Israel), Korea, Taiwan, Singapore, Japan (clinical studies), and Mexico. AESOP is also approved in Australia.

Patents, Licenses and Proprietary Rights

      Protection of the Company’s intellectual property is important to the Company’s business. The Company maintains a policy of seeking device and method patents on its inventions, obtaining copyrights on copyrightable materials and entering into proprietary information agreements with its employees and consultants with respect to technology, which it considers important to its business. The Company also files for trademark registration and service mark registration on those marks, which may be used, in marketing efforts with respect to the products developed, sold and distributed by the Company. The Company also relies upon trade secrets, unpatented know-how and continuing technological innovation to develop and maintain its competitive position.

      The Company currently holds 24 issued United States patents, 7 foreign patents and has 75 domestic and foreign patent applications pending disclosing concepts related to medical devices and methods, medical robotics and speech recognition applications. The Company has filed corresponding international patent applications on certain of its key United States patents. These patents, which were issued for terms of between 17 years from the date of issuance and 20 years from the date of filing, begin expiring in May 2013.

      There can be no assurance that patents will issue from any of the pending applications, or that issued patents will be of sufficient scope to provide meaningful protection of the Company’s technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company. Notwithstanding the scope of the patent protection available to the Company, a competitor could develop other devices or methods for enabling MIS procedures that do not require the use of robotics or speech recognition tools, aspects of which are patented or pending patents.

      The Company is involved in substantial litigation regarding patents and other intellectual property rights (See Note 12). Litigation, which could ultimately result in substantial cost to and diversion of effort by the Company, has been necessary and may continue to be necessary to enforce patents issued or licensed to the Company, to protect trade secrets or know-how owned by the Company, or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Adverse determinations in such litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties and could prevent the Company from manufacturing, selling or using some or all of its products, any of which could have a material adverse affect on the Company’s business, financial condition or results of operations.

      The Company believes that it has been vigilant in reviewing the patents of others with regard to the Company’s products. However, from time to time, the Company has been and may continue to be subject to claims of, and legal actions alleging, infringement by the Company of the patent rights of others. For further discussion of the Company’s current or threatened litigation see the description below in the section entitled “Litigation” Part I, Item 1.

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

Industry Segment and International Operations

      The medical device industry is the single industry segment in which the Company operates. The Company’s export revenues were $6,360,000 (26% of revenue), $10,273,000 (40% of revenue) and $9,290,000 (43% of revenue) in 2002, 2001 and 2000, respectively.

      As the Company’s foreign business expands, it will be subject to such special risks as exchange controls, currency devaluation, dividend restrictions, the imposition or increase of import or export duties and surtaxes, and international credit or financial problems. Since its international operations will require the Company to hold assets in foreign countries denominated in local currencies, some assets will be dependent for their U.S. dollar valuation on the values of several foreign currencies in relation to the U.S. dollar.

Recent Developments

      On March 7, 2003, the Company entered into an Agreement and Plan of Merger with Intuitive Surgical, Inc. At the effective time of the merger, Intuitive Merger Corporation, formerly Iron Acquisition corporation, a newly formed subsidiary of Intuitive Surgical, Inc., will be merged with and into Computer Motion, Inc., with Computer Motion, Inc. surviving the merger and continuing as a wholly owned subsidiary of Intuitive Surgical, Inc. Upon completion of the merger, each share of Computer Motion common stock will be converted into the right to receive a fraction of a share of Intuitive Surgical common stock. The fraction of a share of Intuitive Surgical common stock to be issued with respect to each share of Computer Motion common stock will be determined by a formula described in the merger agreement. Based on the capitalization of Intuitive Surgical and Computer Motion and the market price of Computer Motion common stock as of the date of this report and assuming that the merger is completed on June 20, 2003, we estimate that the exchange ratio will be approximately 0.52. The exchange ratio will be adjusted proportionately in the event that the proposed reverse split of Intuitive Surgical’s common stock is approved by Intuitive Surgical’s stockholders and implemented by Intuitive Surgical’s board of directors.

      The final exchange ratio will be calculated based on the total number of fully diluted shares outstanding for Intuitive Surgical and Computer Motion immediately prior to the effective time of the merger. The number of Computer Motion’s fully diluted shares will vary based on the number of shares of Computer Motion common stock into which Computer Motion’s Series D convertible preferred stock will be convertible and the number of shares of Computer Motion common stock which may be issued to pay accrued dividends on the Series D convertible preferred stock upon conversion. All shares of Computer Motion Series D convertible preferred stock will convert into shares of Computer Motion common stock immediately prior to the effective time of the merger. Under the terms of the Series D convertible preferred stock, in the event that the average of the closing bid prices of Computer Motion’s common stock for the 20 consecutive trading days ending 15 days prior to the Computer Motion special meeting is below $1.86 per share, the conversion ratio for Computer Motion’s Series D convertible preferred stock could increase. As a result, the exchange ratio in the merger may decrease and, therefore, Computer Motion common stockholders would receive a lesser number of Intuitive Surgical shares, and Computer Motion preferred stockholders would receive a greater number of Intuitive Surgical shares, in the merger. Stockholders may visit Intuitive Surgical’s website, www.intuitivesurgical.com, or Computer Motion’s website, www.computermotion.com, for announcements regarding the exchange ratio. Computer Motion stockholders will receive cash in lieu of any fractional shares of Intuitive Surgical common stock.

      In connection with the proposed merger, Computer Motion and Intuitive Surgical have entered into a Loan and Security Agreement, under which Intuitive Surgical has agreed to provide a short-term secured bridge loan facility of up to $7.3 million. The loan will terminate and all outstanding amounts will become due and payable 120 days following termination of the merger agreement (the “Maturity Date”). Interest on the loan will accrue at a rate of 8% per annum and will be payable on the Maturity Date.

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

      On March 6, 2003, the Company entered into a Stock Exchange Agreement (the “Exchange Agreement”) with all of the holders of outstanding shares of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock pursuant to which such holders agreed to exchange their Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock for a like number of shares of the Series D-1 Convertible Preferred Stock and Series D-2 Convertible Preferred Stock. The shares of the Series D Convertible Preferred Stock will convert into shares of common stock immediately prior to the consummation of the merger described above. Pursuant to the terms of the Exchange Agreement, in the event the Company does not consummate the merger by September 30, 2003, the Company will file its Certificate of Designations Setting Forth the Preferences, Rights and Limitations of the Series E Convertible Preferred Stock with the Secretary of State of Delaware, and, holders of outstanding shares of Series D-1 Convertible Preferred Stock and Series D-2 Convertible Preferred Stock will have the right to exchange such Series D Convertible Preferred Stock for a like number of Series E Convertible Preferred Stock. As an inducement to the holders of shares of Series C Convertible Preferred Stock to enter into the Exchange Agreement, the Company has agreed to lower the exercise price of all outstanding Series C-1 warrants and Series C-2 warrants to $1.50 per share, provided that such holders exercise such warrants prior to 10 days following the mailing of a proxy statement relating to the Company’s meeting of stockholders to approve the merger. Please see “Item 5 Market for Registrants Common Equity and Related Stockholder Matters.”

      On February 13, 2003, the Company entered into a Loan and Security Agreement with Agility Capital, LLC, for a short-term secured bridge loan in the aggregate principal amount of $2,300,000. The proceeds of the bridge loan were used to provide funds for the issuance of a letter of credit to support the issuance of a bond as required by the District Court of Delaware in response to litigation currently pending. The bridge loan is evidenced by a Secured Promissory Note that bears interest at a rate of 9% per annum, is secured by all of the Company’s assets and is payable in full on November 12, 2003. In connection with the bridge loan, the Company issued to Agility Capital a warrant to purchase up to an aggregate of 500,000 shares of common stock at a purchase price of $0.97 per share. The Company is in the process of registering the resale of the shares on its registration statement of Form S-3 with the Securities and Exchange Commission.

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

Failure to complete the merger with Intuitive Surgical could have an adverse impact on the Company and its stock price

      Since entering into the merger agreement on March 7, 2003, the Company has made planning and operations decisions on the basis that the merger will be completed. These planning and operations decisions may have been different had the Company not entered into the merger agreement. For example, if the Company had not entered into the merger agreement, it may have pursued a debt or equity financing transaction in order to assure access to sufficient working capital as an independent company, rather than rely on the availability of Intuitive Surgical’s cash assuming the merger will be completed. Moreover, the merger agreement contains restrictions on the Company’s incurrence of debt and issuance of equity securities while the merger is pending. If the merger is not completed, not only will the Company not have the benefit of Intuitive Surgical’s cash or have obtained other financing, but the Company also will have incurred a significant amount of non-operating expenses associated with the merger that it otherwise would not have incurred. Consequently, if the merger is not completed, the Company’s financial condition likely will be worse than it would have been had it never entered into the merger agreement.

      If the Company and Intuitive Surgical fail to complete the merger, the Company will face the difficulties of competing with limited cash resources and will need to attempt to raise additional debt or equity capital. Such financing may be available only on terms materially adverse to the Company, and may not be available at all.

      Additionally, if the merger is not completed, the Company’s stock would no longer be influenced by the exchange ratio established by the merger agreement, which could negatively impact the Company’s current market valuation and stock price.

The Company has not obtained the consent of Arthur Andersen LLP to be named in this Form 10-K as having audited the Company’s financial statements. This will limit your ability to assert claims against Arthur Andersen LLP.

      After reasonable efforts, the Company has been unable to obtain the consent of Arthur Andersen LLP to the incorporation into the registration statement of their report with respect to the consolidated financial statements of the Company for the years ended December 31, 2001 and December 31, 2000 which appear in its Annual Report on Form 10-K for the year ended December 31, 2002. Under these circumstances, Rule 437(a) under the Securities Act of 1933 permits the registration statement to be filed without a written consent from Arthur Andersen. The absence of such consent may limit your recovery on certain claims. In particular, and without limitation, you will not be able to assert claims against Arthur Andersen under Section 11 of the Securities Act of 1933 for any untrue statement of a material fact contained in the consolidated financial statements of the Company for the years ended December 31, 2001 and December 31, 2000 or any omission to state a material fact required to be stated therein which appear in the Company’s Annual Report on Form 10-K for the year ended December 31 ,2002.

The conviction of Arthur Andersen LLP on obstruction of justice charges may adversely affect Arthur Andersen’s ability to satisfy claims arising from the provision of auditing services to the Company and may impede the Company’s access to capital markets.

      Arthur Andersen LLP audited the Company’s financial statements included in this Form 10-K for the years ended December 31, 2001 and 2000. On March 14, 2002, an indictment was unsealed charging Arthur Andersen LLP with federal obstruction of justice arising from the government’s investigation of Enron Corp. On June 15, 2002, Arthur Andersen LLP was convicted of these charges. The impact of this conviction on Arthur Andersen LLP’s financial condition may adversely affect the ability of Arthur Andersen LLP to satisfy any claims arising from its provision of auditing services to the Company.

      Should the Company seek to access the public capital markets, SEC rules will require the Company to include or incorporate by reference in any prospectus three years of audited financial statements. The SEC’s current rules would require the Company to present audited financial statements for one or more fiscal years audited by Arthur Andersen LLP and use reasonable efforts to obtain its consent until the audited financial statements for the fiscal year ending December 31, 2004 become available. If prior to that time the SEC ceases accepting financial statements audited by Arthur Andersen LLP, it is possible that the available audited financial statements for the years ended December 31, 2001 and 2000 audited by Arthur Andersen LLP might not satisfy the SEC’s requirements. In that case, the Company would be unable to access the public capital markets unless an independent accounting firm, is able to audit the financial statements originally audited by Arthur Andersen LLP. Any delay or inability to access the public capital markets caused by these circumstances could have a material adverse effect on the combined company’s business, profitability and growth prospects.

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

International sales of the Company’s products account for a significant portion of its revenues and the Company’s growth may be limited if the Company is unable to successfully manage these international activities.

      The Company’s business currently depends in large part on its sales activities in Europe and Asia, and the Company intends to expand its presence into additional foreign markets. Sales to markets outside of the United States accounted for approximately 26% of the Company’s sales for the year ended December 31, 2002. The Company is subject to a number of challenges that relate to its international business activities. These challenges include:

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

If surgeons or institutions are unable to obtain reimbursement from third-party payors for procedures using the Company’s products, or if reimbursement is insufficient to cover the costs of purchasing the Company’s products, the Company be unable to generate sufficient sales to support its business.

      In the United States, the Company’s products are primarily acquired by medical institutions that bill various third-party payors, such as Medicare, Medicaid and other government programs, and private insurance plans for the healthcare services they provide their patients. Third-party payors are increasingly scrutinizing whether to cover new products and, if so, the level of reimbursement. There can be no assurance that third-party reimbursement and coverage for the Company’s products will be available or adequate, that current reimbursement amounts will not be decreased in the future, or that future legislation, regulation or reimbursement policies of third-party payors will not otherwise affect the demand for the Company’s products or the Company’s ability to sell its products on a profitable basis, particularly if the Company’s products are more expensive than competing surgical or other procedures. If third-party payor coverage or reimbursement is not available or inadequate, purchasers of the Company’s products would lose their ability to pay for the Company’s products, and the Company’s ability to make future sales and collect on outstanding accounts would be significantly impaired, which would limit the Company’s ability to operate profitably

If the Company is unable to protect the intellectual property contained in its products from use by third parties, the Company’s ability to compete in the market will be harmed.

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

      The Company also relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position, and the Company typically requires its employees, consultants and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationships. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any breach. Failure to protect the Company’s intellectual property would limit its ability to produce and/or market its products in the future and would likely adversely affect the Company’s revenues generated by the sale of such products.

The Company is involved in intellectual property litigation with Intuitive Surgical and Brookhill-Wilk that may hurt the Company’s competitive position, may be costly to the Company and may prevent the Company from selling its products.

      On May 10, 2000, the Company filed a lawsuit in United States District Court alleging that Intuitive Surgical’s da Vinci surgical robot system infringes on its United States Patent Nos. 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664 and, 5,855,583. Subsequently, Computer Motion’s complaint was amended to add allegations that Intuitive’s da Vinci surgical robot infringed three additional Computer Motion patents United States Patent Nos. 6,244,809, 6,102,850 and 6,063,095. These patents concern methods and devices for conducting various aspects of robotic surgery. Intuitive has served an Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. Discovery is still underway. The parties have filed cross motions for summary judgment on the issue of patent infringement relating to the ’664, ’809, and ’850 patents. The Court recently granted Intuitive’s motion for summary judgment of non-infringement relating to the ’850 patent. The Court also recently granted our motion for partial summary judgment relating to the ’809 patent. The Court has not ruled on any of the remaining motions at this time. Pursuant to the merger agreement with Intuitive, Computer Motion and Intuitive filed on March 10, 2003, stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

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

      On March 30, 2001, Intuitive and IBM Corporation filed suit alleging that the Company’s AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984, which was issued on March 13, 2001. The complaint seeks damages, a preliminary injunction, a permanent injunction, and costs and attorneys’ fees. The claims are directed to a surgical system employing voice recognition for control of a surgical instrument. Each of the asserted claims are limited to a surgical system employing voice recognition for control of a surgical robot and literally read on the Company’s current AESOP product and the Company’s

ZEUS and HERMES products to the extent they are used with AESOP. A jury trial has been held on the issues of patent invalidity due to lack of enablement and failure to disclose the best mode in addition to damages. The Company’s defense of unenforceability due to prosecution laches was tried before the District Court Judge. The jury returned a verdict finding IBM’s United States Patent No. 6,201,984 valid, and finding Intuitive was damaged in an amount of $4.4 million. At December 31, 2002, the Company recorded a $4.4 million litigation provision for this related jury verdict that was recorded within the litigation provision within the accompanying consolidated statements of operations and comprehensive income (loss). In addition, the litigation provision included in the accompanying consolidated statements of operations and comprehensive income (loss) includes legal expenses incurred during the three years ended December 31, 2002. Prior to the jury’s verdict, the court ruled that the Company had not “willfully” infringed the patent. On December 10, 2002, the Court rendered an adverse decision on our prosecution laches defense and on December 11, 2002, issued a judgment in Intuitive’s and IBM’s favor based upon the earlier jury verdict and the Court’s December 10, 2002 ruling. The case has entered the post-trial phase during which we will be seeking judicial review of the jury’s verdict and the Court’s December 10, 2002 ruling. Pursuant to the merger agreement with Intuitive, Computer Motion and Intuitive filed on March 10, 2003, stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

      The Company believes that all of its major product lines could be affected by this litigation. The patents subject to this litigation are an integral part of the technology incorporated in the Company’s AESOP, ZEUS and HERMES product lines which together accounted for approximately 76% of its revenues for the year ended December 31, 2002. If the stay is lifted and the Company loses the suit brought by Intuitive and IBM or loses any patent infringement suit refiled by Brookhill-Wilk v. Intuitive Surgical, Inc., the Company may be prevented from selling its products as currently configured without first obtaining a license to the disputed technology from the successful party or modifying the product. Obtaining a license could be expensive, or could require that the Company license to the successful party some of its own proprietary technology, either of which result could seriously harm the Company’s business. In the event that a successful party is unwilling to grant the Company a license, the Company will be required to stop selling its products that are found to infringe the successful party’s patents unless the Company can redesign them so they do not infringe these patents, which the Company may be unable to do. Whether or not the Company is successful in these lawsuits in the event that the stay is lifted, the litigation could consume substantial amounts of the Company’s financial and managerial resources. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of the Company’s confidential information could be compromised by disclosure during the discovery process.

Because the Company’s industry is subject to rapid technological change and new product development, the Company’s future success will depend upon its ability to expand the applications of the Company’s products.

      The Company’s success will depend to a significant extent upon its ability to enhance and expand the utility of its products so that they gain market acceptance. Failure to develop or introduce new products or product enhancements on a timely basis that achieve market acceptance could have a material adverse effect on the Company’s business, financial condition and results of operations. In the past, some of the Company’s competitors have been able to develop desirable product features (such as articulation of certain instruments and three dimensional visualization of their products) earlier than the Company has. The Company’s inability to rapidly develop these features may have led to lower sales of some of the Company’s products. In addition, technological advances with other therapies could make such therapies less expensive or more effective than using the Company’s products and could render its technology obsolete or unmarketable. There can be no assurance that physicians will use the Company’s products to replace or supplement established treatments or that the Company’s products will be competitive with current or future technologies.

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

      The Company’s current directors and executive officers beneficially own approximately 24.84% of its outstanding common stock. These stockholders, acting together, have the ability to significantly influence the election of the Company’s directors and the outcomes of other stockholder actions and, as a result, direct the operation of its business, including delaying or preventing a proposed acquisition of the Company.

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

The use of the Company’s products could result in product liability claims that could be expensive and harm its’ business.

      As a medical device manufacturer, the Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury or death. The Company also faces the possibility that defects in the design or manufacture of its products might necessitate a product recall. It is possible that the Company will experience losses due to product liability claims or recalls in the future. The Company currently maintains product liability insurance with coverage limits of $5,000,000, but future claims may exceed these coverage limits. The Company may also require increased product liability coverage as additional potential products are successfully commercialized. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. While the Company has not had any material product liability claims to date, its defense of any future product liability claim, regardless of its merit or eventual outcome, would divert management’s attention and could result in significant legal costs. In addition, a product liability claim or any product recalls could also harm its reputation or result in a decline in revenues.

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

      Future sales of the Company’s common stock could depress the market price of its common stock. On March 12, 2003, the Company filed a registration statement on Form S-3 covering the resale of 500,000 shares of its common stock issuable upon exercise of a warrant. This registration statement has not been declared effective. On December 13, 2002, the Company filed a registration statement on Form S-3 (File No. 333-101830) covering the resale of up to an aggregate of 16,931,365 shares of its common stock issuable upon conversion of the Company’s Series C Convertible Preferred Stock, as payment of dividends on the Series C Convertible Preferred Stock, as a conversion premium on the Series C Convertible Preferred Stock and upon exercise of certain warrants. This registration statement was declared effective on December 23, 2002. On February 28, 2002 the Company filed a registration statement on Form S-3 (File No. 333-83552) covering the resale of 5,075,771 shares of its common stock by certain selling stockholders. In addition, on or prior to February 13, 2002, the Company issued 2,911,039 shares of common stock upon conversion of all the shares of its Series B Convertible Preferred Stock. The Company filed a registration statement on Form S-3 (File No. 333-58962) covering the shares of common stock issued to holders upon the conversion of the Series B Convertible Preferred Stock and issuable upon exercise of certain warrants issued to the former holder of its Series B Convertible Preferred Stock. The Securities Exchange Commission declared this registration statement effective on September 24, 2001. In the future, the Company may issue additional options, warrants or other derivative securities convertible into its common stock. The public sale of the Company’s common stock by the selling stockholders who control large blocks of its common stock could depress the market price of its common stock.

Failure to satisfy NASDAQ National Market listing requirements may result in the Company’s stock being delisted from the NASDAQ National Market and being subject to restrictions on “penny stock”.

      The Company’s common stock is currently listed on the Nasdaq National Market under the symbol “RBOT.” For continued inclusion on the Nasdaq National Market, the Company must maintain, among other requirements, $10.0 million in stockholders’ equity, a minimum bid price of $1.00 per share, and a market value of its public float of at least $5.0 million. On December 31, 2002, the Company’s stockholders’ equity was $5.7 million, leaving the company non-compliant with the new minimum stockholders’ equity standard on the Nasdaq National Market. In the event that the Company fails to maintain the minimum stockholders’ equity standard or other listing standards on a continuous basis, the Company’s common stock may be removed from listing on the Nasdaq National Market. If the Company’s common stock is delisted from the Nasdaq National Market, and the Company is not able to list the shares on the Nasdaq Small Cap Market or another exchange, trading of its common stock, if any, would be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the NASDAQ’s “Electronic Bulletin Board.” As a result, stockholders could find it more difficult to dispose of, or to obtain accurate quotations as to the value of the Company’s common stock, and the trading price per share could decline.

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

Available Information

      The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on the Company’s web site at www.computermotion.com.

Item 2.     Properties

      The Company leases approximately 45,000 square feet of office and manufacturing space in an office park in Goleta, California, approximately 1,100 square feet of office space in Shanghai, China, approximately 850 square feet of office space in Beijing, China and approximately 1,300 square feet of office space in Strasbourg, France. As of December 31, 2002, the Company had the following aggregate minimum lease payments for certain facilities: 2003-$1,032,000, 2004- $1,013,000, 2005-$766,000, 2006-$751,000 and thereafter $273,000.

Item 3.     Legal Proceedings

      On May 10, 2000, the Company filed a lawsuit in United States District Court alleging that Intuitive Surgical’s da Vinci surgical robot system infringes on its United States Patent Nos. 5,524,180, 5,878,193,

5,762,458, 6,001,108, 5,815,640, 5,907,664 and 5,855,583. Subsequently, Computer Motion’s complaint was amended to add allegations that Intuitive’s da Vinci surgical robot infringed three additional Computer Motion patents United States Patent Nos. 6,244,809, 6,102,850 and 6,063,095. These patents concern methods and devices for conducting various aspects of robotic surgery. Intuitive has served an Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. Discovery is still underway. The parties have filed cross motions for partial summary judgment on the issue of patent infringement relating to the ’664, ’809, and ’850 patents. The Court recently granted Intuitive’s motion for summary judgment of non-infringement relating to the ’850 patent. The Court also recently granted our motion for summary judgment relating to the ’809 patent. The Court has not ruled on any of the remaining motions at this time. Pursuant to the merger agreement with Intuitive, Computer Motion and Intuitive filed on March 10, 2003, stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

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

      On March 30, 2001, Intuitive and IBM Corporation filed suit alleging that the Company’s AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984, which was issued on March 13, 2001. The complaint seeks damages, a preliminary injunction, a permanent injunction, and costs and attorneys’ fees. The claims are directed to a surgical system employing voice recognition for control of a surgical instrument. Each of the asserted claims are limited to a surgical system employing voice recognition for control of a surgical robot and literally read on the Company’s current AESOP product and the Company’s ZEUS and HERMES products to the extent they are used with AESOP. A jury trial has been held on the issues of patent invalidity due to lack of enablement and failure to disclose the best mode in addition to damages. The Company’s defense of unenforceability due to prosecution laches was tried before the District Court Judge. The jury returned a verdict finding IBM’s United States Patent No. 6,201,984 valid, and finding

Intuitive was damaged in an amount of $4.4 million. Prior to the jury’s verdict, the court ruled that the Company had not “willfully” infringed the patent. On December 10, 2002, the Court rendered an adverse decision on our prosecution laches defense and on December 11, 2002, issued a judgment in Intuitive’s and IBM’s favor based upon the earlier jury verdict and the Court’s December 10, 2002 ruling. The case has entered the post-trial phase during which we will be seeking judicial review of the jury’s verdict and the Court’s December 10, 2002 ruling. Pursuant to the merger agreement with Intuitive, Computer Motion and Intuitive filed on March 10, 2003, stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

      The Company believes that all of its major product lines could be affected by this litigation. The patents subject to this litigation are an integral part of the technology incorporated in the Company’s AESOP, ZEUS and HERMES product lines which together accounted for approximately 76% of its revenues for the year ended December 31, 2002. If the stay is lifted and the Company loses the suit brought by Intuitive and IBM or loses any patent infringement suit refiled by Brookhill-Wilk v. Intuitive Surgical, Inc., the Company may be prevented from selling its products as currently configured without first obtaining a license to the disputed technology from the successful party or modifying the product. Obtaining a license could be expensive, or could require that the Company license to the successful party some of its own proprietary technology, either of which result could seriously harm the Company’s business. In the event that a successful party is unwilling to grant the Company a license, the Company will be required to stop selling its products that are found to infringe the successful party’s patents unless the Company can redesign them so they do not infringe these patents, which the Company may be unable to do. Whether or not the Company is successful in these lawsuits, the litigation could consume substantial amounts of the Company’s financial and managerial resources. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of the Company’s confidential information could be compromised by disclosure during the discovery process.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company’s stockholders during the quarter ended December 31, 2002.

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock is quoted on the NASDAQ National Market under the symbol “RBOT.” The high and low sale prices for the Company’s common stock during 2002 and 2001 are set forth below:

	High	Low

Year Ended December 31, 2002
Fourth Quarter	$1.72	$0.70
Third Quarter	$2.40	$0.53
Second Quarter	$4.10	$0.67
First Quarter	$6.25	$3.65

	High	Low

Fourth Quarter	$4.61	$3.06
Third Quarter	$4.80	$3.02
Second Quarter	$5.65	$2.88
First Quarter	$6.50	$3.66

      The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Like the stock prices of other medical device companies, the market price of the Company’s common stock has been and will be, subject to significant volatility. Factors such as reports on the clinical efficacy and safety of the Company’s products, government approval status, fluctuations in the Company’s operating results, announcements of technological innovations or new products by the Company or its competitors, changes in estimates of the Company’s performance by securities analysts, failure to meet securities analysts’ expectations and developments with respect to patents or proprietary rights, may have a significant effect on the market price of the common stock. In addition, the price of the Company’s common stock could be affected by stock price volatility in the medical device industry or the capital markets in general without regard to the Company’s operating performance.

      The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by the Company’s Board of Directors and will depend on the Company’s financial condition, results of operations and other factors deemed relevant by its Board of Directors at the time. As of March 14, 2003, there were approximately 7,500 stockholders of record.

      On October 31, 2002, the Company entered into a Series C Convertible Preferred Stock Purchase Agreement with certain institutional and accredited investors, including Robert W. Duggan, the Company’s Chairman and Chief Executive Officer, whereby the Company agreed to issue and sell 8,797 shares of Series C Convertible Preferred Stock, including 7,726 shares of Series C-1 Convertible Preferred Stock and 1,071 shares of Series C-2 Convertible Preferred Stock, for the aggregate consideration of approximately $12,315,400. The rights, preferences and privileges of the Series C-1 and Series C-2 Preferred Stock are identical except that the Company has the option to pay dividends on the Series C-1 Preferred Stock in either cash or shares of the Company’s common stock, but must pay the dividends on the Series C-2 Preferred Stock in cash. As part of the financing, the Company agreed to issue one series of warrants to purchase an aggregate of 1,759,345 shares of Computer Motion common stock at an initial exercise price of $1.80 per share and another series of warrants to purchase 1,759,345 shares of Computer Motion’s common stock at an initial exercise price of $2.20 per share.

      Of the 7,726 shares of Series C-1 Convertible Preferred Stock, the Company sold 6,298 shares on October 31, 2002, and, subject to and following receipt of stockholder approval, agreed to sell approximately 1,428 shares of Series C-1 Convertible Preferred Stock to Robert Duggan or his designees. On January 27, 2003, the Company’s stockholders approved the purchase and sale of such shares for an aggregate consideration of approximately $1,999,2000, approximately $999,600 of which was paid on January 27, 2003, through the cancellation of outstanding principal and accrued and unpaid interest on a promissory note executed by Mr. Duggan in favor of the Company in September 2002, and the other $999,600 of which was paid in cash and some remaining interest on the promissory note by Mr. Duggan and his designees on March 4, 2003. Of the 1,428 shares of Series C Preferred Stock Mr. Duggan acquired 1,078 shares and Mr. Duggan’s designees acquired 350 shares.

      On November 19, 2002, the Company closed the sale of the 1,071 shares of Series C-2 Preferred Stock in consideration of cash in the amount of $1,499,000

      At December 31, 2002, the fair value of the warrants issued, exclusive of the warrants allocated to the 1,428 shares of Series C Convertible Preferred Stock acquired by Mr. Duggan and his designees subsequent to December 31, 2002, was $2,507,000. The fair value of the beneficial conversion feature of the shares of Series C Convertible Preferred Stock as of December 31, 2002, was $3,244,000. At December 31, 2002, the accrued dividends payable were $179,000.

      On March 6, 2003, all holders of Series C Convertible Preferred Stock agreed to exchange their shares for newly issued shares of Series D Convertible Preferred Stock. The terms of the Series D Convertible Preferred Stock eliminated certain provisions that were contained in the terms of the Series C Convertible Preferred Stock that could have restricted the ability of the Company to enter into the merger agreement with Intuitive Surgical.

      In February 2002, the Company raised net proceeds of approximately $10,528,000 through the sale of 2,828,865 shares of common stock and the issuance of approximately 1,697,319 warrants to purchase common stock at $5.00 per share, with certain institutional and accredited investors, including Robert W. Duggan, the Company’s Chief Executive Officer and Chairman. The fair market value of these warrants was determined to be $3,590,000 under the Black-Scholes valuation model and was recognized as a direct cost of raising capital. In February $1,395,000 in accounts payable from certain vendors was exchanged for 328,689 shares of common stock. The proceeds from the sale of the Company’s common stock were used to retire approximately $2,359,000 (including the note payable to Mr. Duggan) in debt and the remainder of the proceeds were used to fund working capital needs.

      On March 30, 2001, the Company entered into an Equity Line Financing Agreement with Societe Generale, under which the Company was entitled to issue and sell, from time to time, shares of the Company’s common stock to Societe Generale. In connection with the Equity Line Financing Agreement, the Company filed a Registration Statement on Form S-2 (File No. 333-65952) covering the shares of the Company’s common stock to be issued upon delivery of draw down notices. The parties terminated the Equity Line Financing Agreement on February 12, 2002. Prior to termination of the equity line, the Company raised $508,000 by issuing 111,615 shares to Societe Generale. The Company used these proceeds to fund working capital needs for clinical trials, research and development, and sales and marketing programs and for other general operating requirements.

      On February 16, 2001, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors. Under the terms of the Securities Purchase Agreement, the Company sold a total of 10,024 shares of the Company’s Series B Convertible Preferred Stock and warrants to purchase 557,932 shares of the Company’s common stock, for the total consideration of $10,024,000. In connection with this transaction, the Company filed Registration Statements on Form S-3 and Form S-2 (File Nos. 333-58962 and 333-65952 respectively) covering the shares of the Company’s common stock, which were issued upon conversion of the shares of Series B Convertible Preferred Stock and will be issued upon exercise of the warrants. The Company used the proceeds from the sale of its Series B Convertible Preferred Stock to retire approximately $3 million in debt and the remainder will be used to fund working capital needs due to investments in clinical trials, research and development, and sales and marketing programs and for other general operating requirements.

PART II

Item 6.	Selected Financial Data

      The following selected financial data are derived from consolidated financial statements of Computer Motion, Inc. The consolidated financial statements for the year ended December 31, 2002 have been audited by Ernst & Young LLP, independent auditors. Ernst & Young LLP’s report on the consolidated financial statements for the year ended December 31, 2002, which appears elsewhere herein, includes an explanatory paragraph which describes an uncertainty about Computer Motion, Inc.’s ability to continue as a going concern. The consolidated financial statements for the four years ended December 31, 2001 have been audited by other independent auditors. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

	Years Ending December 31,

	2002	2001	2000	1999	1998

	(in thousands except per share data)
Revenue	$24,111	$25,531	$21,732	$18,058	$10,586
Net loss	$(21,151)	$(16,413)	$(16,349)	$(13,375)	$(11,545)
Net loss per share	$(1.93)	$(1.98)	$(1.90)	$(1.57)	$(1.45)
Weighted average common shares outstanding	16,665	10,276	9,309	8,503	7,959
Total assets	$21,850	$21,186	$23,089	$23,361	$30,444

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially due to factors that include, but are not limited to, the risks discussed in Item 1 above under the heading “Risk Factors.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      The Company’s AESOP Robotic Endoscope Positioning System allows direct surgeon control of the endoscope through simple verbal commands, eliminating the need for a member of a surgical staff to manually control the camera, while providing a more stable and sustainable endoscopic image.

      The Company’s ZEUS Robotic Surgical System is comprised of three surgeon-controlled robotic arms, one of which positions the endoscope and two of which manipulate surgical instruments. The Company believes that ZEUS will improve a surgeon’s dexterity and precision and enhance visualization of, and access to, confined operative sites.

      The Company’s HERMES Control Center is designed to enable a surgeon to directly control multiple OR devices, including various laparoscopic, arthroscopic and video devices, as well as the Company’s robotic devices, through simple verbal commands.

      The Company’s SOCRATES Telementoring System enables remote access to HERMES networked devices via proprietary software and standard teleconferencing components.

      Recurring revenue represents sales to ongoing customer for supplies, disposable drapes, instruments, accessories, services and extended warranty arrangements.

      Development revenue comes from the following three sources: (i), fees paid by customers for the use of prototype product to perform limited, experimental procedures on animals, including minimally invasive coronary artery bypass grafts, anastomosis of the small bowel, and procedures involving the bile duct, urethral and iliac artery; (ii) fees paid in conjunction with the delivery of a tele-surgical system including technical and clinical support provided by the Company, in order to perform experimental surgeries in a laboratory setting, as well as possible clinical cases; and (iii) fees paid in conjunction with assisting other medical companies to prepare their private label medical devices to be compatible with the HERMES operating room control system.

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

      The Company recognizes revenue from the sale of products to end-users, including supplies and accessories, once shipment has occurred and all of the conditions of SAB 101 (items (a): through (d): as identified above) have been met (the Company’s general terms are FOB shipping point; in those few cases where the customers terms are FOB their plant, revenue is not recognized until the Company receives a signed delivery and acceptance certificate). Revenue is recognized from the performance of services as the services are performed.

      The Company recognizes revenue from the sale of products to distributors, including supplies and accessories, once shipment has occurred, (as the Company’s general terms are FOB shipping point), and all of the conditions of SAB 101 have been met. The Company’s distributors do not have rights of return or cancellation. Revenue from distributors, which do not meet all of the requirements of SAB 101, are deferred and recognized upon the sale of the product to the end user.

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

      The Company has sustained significant losses since inception and expects to continue to incur losses due to research and development efforts, costs associated with obtaining regulatory approvals and clearances, continued marketing expenditures to increase sales and other costs associated with the Company’s anticipated growth. Furthermore, the Company anticipates that its operating results may fluctuate significantly from quarter to quarter in the future, depending on a number of factors, many of which are outside the Company’s control. These factors include timing and results of clinical trials, delays associated with FDA and other clearance processes, changes in pricing policy by the Company or its competitors, changes in the financial condition of its customers, the number, timing and significance of product enhancements and new products by the Company and its competitors, health care reimbursement policies and product quality issues.

Critical Accounting Policies

      Accounting policies are integral to understanding this MD&A. The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company’s accounting policies are described in Note 2 to the consolidated financial statements. Critical accounting estimates are described in this section. An accounting estimate is considered critical if: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate that would have a material impact on the Corporation’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has discussed the development, selection and disclosures of these critical accounting estimates with the Audit Committee of the Company’s Board of Directors, and the Audit Committee has reviewed the Company’s disclosures relating to these estimates.

      Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

      The Company recognizes product revenue, net of discounts, returns, and rebates in accordance with Statement of Financial Accounting Standards (“SFAS”) 48, “Revenue Recognition When the Right of Return Exists”, and Staff Accounting Bulletin (SAB) No. 101. As required by these standards, revenue is recorded when persuasive evidence of a sales arrangement exists, delivery has occurred, the buyer’s price is fixed or determinable, contractual obligations have been satisfied, and collectibility is reasonably assured. These requirements are met, and sales and related cost of sales are recognized primarily upon the shipment of products, or in the case of consignment inventories, upon the notification of usage by the customer. The Company records at the time of sale an allowance for estimated returns, based on historical experience, recent gross sales levels and any notification of pending returns. Should the actual returns differ from those estimated by the Company, additional adjustments to revenue and cost of sales may be required.

Accounts Receivable

      The Company markets its products to a diverse customer base, principally throughout the United States, Canada and Western Europe. The Company grants credit terms in the normal course of business to its customers, primarily hospitals, doctors and distributors. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined through review of their current credit information. The Company continuously monitors collections and payments from customers and maintains allowances for doubtful accounts for estimated losses resulting from the inability of some of its customers to make required payments. Estimated losses are based on historical experience and any specifically identified customer collection issues. If the financial condition of the Company’s customers, or the economy as whole, were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. These adjustments would be included in selling, general and administrative expenses.

Inventories

      The Company values its inventory at the lower of cost, based on the first-in first-out (“FIFO”) cost method, or the current estimated market value of the inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions differ from those projected by management, additional inventory valuation adjustments may be required. These adjustments would be included in cost of goods sold.

Warranties and Related Reserves

      The Company provides an accrual for the estimated cost of product warranties and product liability claims at the time revenue is recognized. Such accruals are based on estimates, which are based on relevant factors such as historical experience, the warranty period, estimated costs, levels of insurance and insurance retentions, identified product quality issues, if any, and, to a limited extent, information developed by the insurance company using actuarial techniques. These accruals are analyzed periodically for adequacy. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the warranty obligation is affected by reported rates of product problems and costs incurred in correcting product problems. Should actual reported problem rates or the resulting costs differ from the Company’s estimates, adjustments to the estimated warranty liability may be required. These adjustments would be included in selling, general and administrative expenses.

Results of Operations

For the Year Ended December 31, 2002 Compared to the Year Ended December

31, 2001

      Revenue. Revenue decreased $1,420,000, or 6%, to $24,111,000 in 2002 from $25,531,000 in 2001. ZEUS revenues decreased $2,099,000, or 23%, due to a decrease in the number of units shipped which the Company believes was due, in part, to FDA approval coming later in the year than anticipated. AESOP revenues decreased $1,875,000, or 23%, due to fewer units shipped. HERMES revenue increased $628,000, or 15%, due primarily to increased demand from the Company’s new OEM partner, Smith and Nephew. SOCRATES revenue increased $330,000, or 40%, over it’s initial year as it continued to gain market acceptance. Development revenue decreased $765,000 due to the expiration of prior years’ development agreements. Grant revenue increased $406,000, or 923%, as a result of a 3-year NIST grant the Company received in the fourth quarter of 2001. Recurring revenues increased $1,955,000, or 85%, as the installed base of robotic systems increased leading to more demand for parts, accessories, supplies and service.

      Revenues outside of the United States decreased $3,913,000, or 38%. Sales to Asia and Europe and the Middle East decreased by $695,000 and $4,916,000, respectively. This was partially offset by an increase in sales to Canada and South America of $1,698,000.

      Gross Profit. Gross profit decreased $693,000, or 5%, to $14,251,000 in 2002 from $14,944,000 in 2001. Gross margin remained constant at 59% from year to year. The decrease in gross profit was a direct result of lower revenues.

      Selling, General and Administrative. Selling, general and administrative expenses decreased $139,000, or 1%, to $17,895,000 in 2002 from $18,034,000 in 2001. The decrease was attributable to a smaller sales force early in 2002, which was not reorganized until later in the year.

      Research and Development. Research and development expenses decreased $1,131,000, or 9%, to $10,903,000 in 2002 from $12,034,000 in 2001. The decrease was due primarily to the increased spending of $2,380,000 for the acceleration of clinical trials in the last six months of 2001. This expense increase more than offsets the transfer of the clinical development specialists from research and development expense to a selling expense in the second quarter of 2001, as well as, decreased spending over prior years for initial patent filings and professional fees.

      Other Income/(Expense). Other expense was $53,000 in 2002 compared to $21,000 in 2001. In 2002, other expense included interest income on short-term deposits of $62,000, interest expense of $63,000 from debt used to finance ongoing operations, along with $30,000 of foreign currency transactions loss and $22,000 of miscellaneous other expenses.

      Income Taxes. Minimal provisions for state income taxes have been recorded on the Company’s pre-tax losses to date. At December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $78,718,000 and $14,074,000 respectively, which are available to offset future federal and state taxable income. Federal carryforwards expire between fifteen and twenty years after the year of loss and state carryforwards expire between five and ten years after the year of loss. The Company has provided a full valuation allowance on the deferred income tax asset because of the uncertainty regarding its realization.

      Revenue (Quarterly Analysis). Revenue and units shipped by quarter for the year ended December 31, 2002 is shown in the attached table:

	Revenue by Product Line for the Three Months Ended

	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,
	2002	2002	2002	2002	2001

	(Amounts in thousands)
ZEUS surgical systems	$3,159	$601	$983	$2,384	$3,741
AESOP surgical systems	2,175	1,455	1,860	932	2,560
SOCRATES telementoring systems	338	96	408	320	384
HERMES (systems, development, and supplies)	1,681	1,230	685	1,111	1,163
Grant revenue	128	132	101	88	—
Development revenue	—	—	184
Recurring revenue	1,341	1,020	1,027	856	622

	$8,822	$4,534	$5,064	$5,691	$8,654

	Units Sold by Product Line for the Three Months Ended

	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,
	2002	2002	2002	2002	2001

ZEUS surgical systems	4	1	1	4	5
ZEUS surgical systems upgrades	3	2	3	3	3
AESOP surgical systems	31	22	26	14	38
SOCRATES telementoring systems	4	1	5	4	4

      The Company does not believe that there are material seasonal trends. Since the first quarter of 1998, the Company has had quarter over quarter increases in revenues in all but five quarters. The Company is penetrating only a small fraction of the total potential market for its products. Although many medical conditions that can be treated using the Company’s products can also be treated by pharmaceuticals and other medical devices, the Company does not believe that it encounters direct competition for its AESOP, HERMES or SOCRATES products. The Company believes that it has only one direct competitor for its ZEUS product. Because its AESOP, HERMES, SOCRATES and ZEUS products are comprised of relatively new technologies, and because the current customer profiles are made up of early adopters that share the Company’s pioneering vision for these new technologies, the Company does not believe that there is any statistical significance to its quarterly increase or decrease variations in business levels. The challenges the Company faces in its attempt to increase market share today involve market acceptance and adoption of these new technologies. The Company believes that statistical significance in any increases or decreases will not occur until its products receive larger mass-market acceptance and adoption. In addition, the Company believes that the sales cycles for capital medical equipment is approximately three to six months, especially for innovative technology like the Company’s AESOP, HERMES, SOCRATES and ZEUS products. Thus, sales in the fourth quarter originate in the third quarter, and sales in the first quarter originate in the fourth quarter of the prior year. The Company also believes that prospecting for new sales tends to fall off in the fourth quarter since its sales focus is on closing sales for the current calendar year and because there are fewer working days available due to the holiday season.

      The analysis of the Company’s quarterly revenue changes is as follows:

Revenue for the quarter ended March 31, 2002 compared to the quarter ended December 31, 2001.

Revenue decreased $2,963,000, or 34%, to $5,691,000 for the quarter ended March 31, 2002 from $8,654,000 for the quarter ended December 31, 2001. ZEUS revenue of $2,384,000 for the quarter decreased $1,357,000 over the prior quarter due to fewer units being shipped. AESOP revenue of $932,000 for the quarter decreased $1,628,000 from the prior quarter due to fewer units being shipped. HERMES revenue of $1,111,000 for the quarter decreased $52,000 from the prior quarter due to decreased demand from the Company’s HERMES alliance partner, Stryker Corporation. For the quarter ended March 31, 2002, the Company received approximately $88,000 of grant revenue from the 3-year NIST grant received late in 2001. Recurring revenue of $856,000 for the quarter increased $234,000 from the prior quarter as the Company’s installed base of robotic systems continues to expand.

Revenue for the quarter ended June 30, 2002 compared to the quarter ended March 31, 2002.

Revenue decreased $627,000, or 11%, to $5,064,000 for the quarter ended June 30, 2002 from $5,691,000 for the quarter ended March 31, 2002. Revenues increased in all of the Company’s product lines, except for ZEUS and HERMES. ZEUS revenue of $983,000 for the quarter decreased $1,401,000 from prior quarter as a result of fewer systems shipped. AESOP revenue of $1,860,000 for the quarter increased $928,000, or 100%, from the prior quarter as a result of a greater number of systems shipped. HERMES revenue of $685,000 for the quarter decreased $426,000, or 38%, from prior quarter due to decreased demand from the Company’s HERMES alliance partner, Stryker Corporation. SOCRATES revenue of $408,000 increased $88,000, or 28% for the quarter as the product continued to gain market acceptance. Recurring revenue of $1,027,000 increased $171,000, or 20% for the quarter as the Company’s installed base of robotic systems increased leading to greater demand for parts, accessories, supplies and service. Grant revenue of $101,000 remained relatively constant from the prior quarter.

Revenue for the quarter ended September 30, 2002 compared to the quarter ended June 30, 2002.

Revenue decreased $530,000, or 10%, to $4,534,000 for the quarter ended September 30, 2002 from $5,064,000 for the quarter ended June 30, 2002. ZEUS revenue of $601,000 for the quarter decreased $382,000, or 39%, from the prior quarter as a result of a lower average selling price based on the same number of systems as well as fewer upgrades being shipped. AESOP revenue of $1,455,000 for the quarter decreased $405,000, or 22%, from the prior quarter primarily due to a decrease in the number of units shipped as well as a lower average selling price. HERMES revenue of $1,230,000 for the quarter increased $545,000, or 80%, over the prior quarter as one of the Company’s HERMES alliance partners, Smith and Nephew, received their first production shipment of controllers. During the third quarter, Grant revenue of $132,000 and recurring revenue of $1,020,000 remained relatively constant from the prior quarter.

Revenue for the quarter ended December 31, 2002 compared to the quarter ended September 30, 2002.

Revenue increased $4,288,000, or 95%, to $8,822,000 for the quarter ended December 31, 2002 from $4,534,000 for the quarter ended September 30, 2002. Revenue for all of the Company’s product lines increased from the prior quarter, with the exception of Grant revenue, which remained relatively constant. ZEUS revenue of $3,159,000 for the quarter increased $2,558,000, or 426%, from the prior quarter due to increased demand resulting from the Company’s FDA approval. AESOP revenue of $2,175,000 for the quarter increased $720,000, or 49%, from the prior quarter as increased demand resulted in 31 units shipped. HERMES revenue of $1,681,000 for the quarter increased $451,000, or 37%, from prior quarter due to an increase in demand from the Company’s HERMES alliance partners. SOCRATES revenue of $338,000 for the quarter increased $242,000, or 252% from the prior quarter due to increased demand resulting in four systems shipped. Recurring revenues of $1,341,000 for the quarter increased $321,000, or 31%, from the prior quarter, as the installed base of robotic systems increased leading to more demand for parts, accessories, supplies and service.

              For the Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

      Revenue increased $3,799,000, or 17%, to $25,531,000 in 2001 from $21,732,000 in 2000. Except for the ZEUS product line and development fees, revenue increased on all of the other Company’s product lines over the prior year. ZEUS revenues decreased $2,156,000, or 19%, due to U.S. regulatory factors and the transition from MicroJoint to MicroWrist. AESOP revenues increased $2,699,000, or 48%, due to increased demand worldwide. HERMES revenue increased $1,083,000, or 73%, due primarily to increased demand from the Company’s OEM partner, Stryker Corporation. SOCRATES revenue was $832,000 for its initial year. Development revenues decreased $201,000, or 20%, due to the expiration of prior years’ development agreements. Recurring revenues increased $1,542,000, or 68%, as the installed base of robotic systems increased leading to more demand for parts, accessories, supplies and service.

      Gross Profit. Gross profit increased $1,789,000, or 14%, to $14,944,000 in 2001 from $13,155,000 in 2000. Gross margin decreased to 59% in 2001 from 61% in 2000. The decrease in gross margin was primarily due to a shift in product mix with lower gross margins.

      Selling, general and administrative expenses increased $716,000, or 4%, to $18,034,000 in 2001 from $17,318,000 in 2000. The increase was due mainly to the addition of sales personnel and commission payments as the Company expanded its worldwide sales, service and training capability, and includes the transfer of the clinical development specialists from research and development expense. Professional fees increased related to the Company’s patent infringement litigation.

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

Financial Condition

      Since its inception, the Company’s expenses have exceeded its revenues, resulting in an accumulated deficit of $116,674,000 as of December 31, 2002. Since its initial public offering, the Company has primarily relied on proceeds from issuance of preferred and common stock and bridge debt financing to fund its operations. At December 31, 2002, the Company’s current ratio (current assets divided by current liabilities) was 1.125 to 1 versus 1.048 to 1 at December 31, 2001, reflecting an increase in current assets of $502,000 and a decrease in current liabilities of $621,000.

      For the year ended December 31, 2002, the Company’s use of cash in operating activities of $18,459,000 was primarily attributable to the net loss, increase in inventories, which was offset by depreciation, amortization and common stock issued for services. In addition, working capital increased by approximately $1,123,000 as a result of planned increases in inventories and decreases in accounts payables. Accounts payable decreased as a result of the Company’s efforts to keep its vendors current. Working capital also increased as a result of increased collections of accounts receivable and higher accrued expenses from increased legal costs.

      A significant amount of the Company’s revenues come from sales to foreign customers (26% in fiscal year 2002). In addition, total revenues in the last four months of 2002 were $11,621,000, or 48% of annual revenues, compared to total revenues of $12,490,000, or 52% of annual revenues, in the first eight months of 2002. Furthermore, 26% of the revenues occurred within the last four weeks of the year. As a result of these facts, accounts receivable of $6,786,000 represents 58% of the last four months revenues at December 31, 2002.

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

      On March 7, 2003, the Company entered into an Agreement and Plan of Merger with Intuitive Surgical, Inc. At the effective time of the merger, Intuitive Merger Corporation, Inc., formerly Iron Acquisition corporation, a newly formed subsidiary of Intuitive Surgical, Inc., will be merged with and into Computer Motion, Inc., with Computer Motion, Inc. surviving the merger and continuing as a wholly owned subsidiary of Intuitive Surgical, Inc. As a result of the merger, Computer Motion common stockholders will be entitled to receive approximately .52 shares of Intuitive Surgical common stock for each share of Computer Motion common stock that they own, subject to downward adjustment in the event that the average of the closing bid prices of Computer Motion common stock for the 20 consecutive trading days ending 15 days prior to the Computer Motion special meeting to approve the merger is below $1.86 per share. Computer Motion preferred stockholders will be entitled to receive approximately .52 shares of Intuitive Surgical common stock for each share of Computer Motion common stock into which the shares of Computer Motion preferred stock that they own would have been convertible, subject to upward adjustment in the event that the average of the closing bid prices of Computer Motion common stock for the 20 consecutive trading days ending 15 days prior to the Computer Motion special meeting to approve the merger is below $1.86 per share.

      In connection with the proposed merger, Computer Motion and Intuitive Surgical have entered into a Loan and Security Agreement, under which Intuitive Surgical has agreed to provide a short-term secured bridge loan facility of up to $7.3 million. The loan will terminate and all outstanding amounts will become due and payable 120 days following termination of the merger agreement (the “Maturity Date”). Interest on the loan will accrue at a rate of 8% per annum and will be payable on the Maturity Date.

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

      On February 13, 2003, the Company entered into a Loan and Security Agreement with Agility Capital, LLC, for a short-term secured bridge loan in the aggregate principal amount of $2,300,000. The proceeds of the bridge loan were used to provide funds for the issuance of a letter of credit to support the issuance of a bond as required by the District Court of Delaware in response to litigation currently pending. The bridge loan is evidenced by a Secured Promissory Note that bears interest at a rate of 9% per annum, is secured by all of the Company’s assets and is payable in full on November 12, 2003. In connection with the bridge loan, the Company issued to Agility Capital a warrant to purchase up to an aggregate of 500,000 shares of common stock at a purchase price of $0.97 per share. The Company is in the process of registering the resale of the shares on its registration statement of Form S-3 with the Securities and Exchange Commission.

      On October 31, 2002, the Company entered into a Series C Convertible Preferred Stock Purchase Agreement with certain institutional and accredited investors, including Robert W. Duggan, the Company’s Chairman and Chief Executive Officer. Under the terms of the Series C Stock Purchase Agreement, the Company sold a total of 7,370 shares of the Company’s Series C Convertible Preferred Stock, including 6,299 shares of Series C-1 Convertible Preferred Stock and 1,071 shares of Series C-2 Convertible Preferred Stock, and Series C-1 warrants to purchase an aggregate of 1,473,745 shares of common stock at an initial exercise price of $1.80 per share and Series C-2 warrants to purchase an aggregate of 1,473,475 shares of common stock at an initial exercise price of $2.20 per share and warrants to purchase an aggregate of 290,306 shares of common stock at an exercise price of $.001 per share for aggregate consideration of $10,316,200. The $10,316,000 is exclusive of the $1,999,200 Robert W. Duggan investment made in January 2003. As part of the $10,316,200 aggregate consideration, the Company received $1,499,000 in cash for the purchase of 1,071,000 shares of Series C-2 Convertible Preferred Stock for which the shares were not issued as of December 31, 2002. These shares were issued in January 2002 and at December 31, 2002, have been shown as a stock subscription within the accompanying consolidated statements of stockholders’ equity. At December 31, 2002 the fair value of the warrants issued, exclusive of Mr. Duggan’s investment, was $2,507,000. In addition, the fair value of the beneficial conversion feature at December 31, 2002 was determined to be $3,244,000. At December 31, 2002, the accrued dividends payable were $179,000. On March 6, 2003, all holders of Series C convertible preferred stock agreed to exchange their shares for newly issued shares of Series D convertible preferred stock. The terms of the Series D Convertible Preferred Stock eliminates certain provisions that were contained in the terms of the Series C Convertible Preferred Stock that could have restricted the ability of the Company to enter into the merger agreement with Intuitive Surgical.

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

      In January 2002, the Company entered into a secured, revolving line of credit with Bay View Funding. This line of credit provided for borrowings up to $2,000,000 based on eligible domestic trade receivables at a factoring fee of 2% plus a financing fee of prime rate plus 3%, secured by all the assets of the Company. The six-month term of this revolving line of credit expired in July 2002 and was not renewed. In February 2002, the Company raised net proceeds of approximately $10,528,000 through the sale of 2,828,865 shares of common stock and the issuance of approximately 1,697,319 warrants to purchase common stock at $5.00 per share, with certain institutional and accredited investors, including Robert W. Duggan, the Company’s Chief Executive Officer and Chairman. The fair market value of these warrants was determined to be $3,590,000 under the Black-Scholes valuation model and was recognized as a direct cost of raising capital. In February $1,395,000 in accounts payable from certain vendors was exchanged for 328,689 shares of common stock. The proceeds from the sale of the Company’s common stock were used to retire approximately $2,359,000

(including the note payable to Mr. Duggan) in debt and the remainder of the proceeds were used to fund working capital needs.

      The Company believes that while it will be unable to fund its operations for the next twelve months with its current cash, cash equivalents and proceeds available under the working capital Line of Credit with Intuitive Surgical dated March 6, 2003; management believes that it will be able to obtain additional funding including proceeds available from the exercise of the Company’s Series C Warrants which will enable the Company to continue its operations through December 31, 2003. The Company cannot assure that additional capital will be available on terms favorable to it, or at all. The various elements of the Company’s business and growth strategies, including its introduction of new products, the expansion of its marketing and distribution activities and its efforts to obtain regulatory approval or market acceptance, will require additional capital. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund those business activities essential to its ability to operate profitably, including further research and development, clinical trials, and sales and marketing activities, would be significantly limited.

      The Company’s financial instruments include cash and short-term investment grade debt securities. At December 31, 2002, the carrying values of the Company’s financial instruments approximated their fair values based on current market prices and rates. It is the Company’s policy not to enter into derivative financial instruments. The Company does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, the Company does not have significant overall currency exposure at December 31, 2002.

      The Company leases approximately 45,000 square feet of office and manufacturing space in an office park in Goleta, California, approximately 1,100 square feet of office space in Shanghai, China, approximately 850 square feet of office space in Beijing, China and approximately 1,300 square feet of office space in Strasbourg, France. As of December 31, 2002, the Company had the following aggregate minimum lease payments for certain facilities: 2003 — $1,032,000, 2004 — $1,013,000, 2005 — $766,000, 2006 — $751,000 and thereafter $273,000.

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

      Trade accounts receivable and certain marketable securities are financial instruments, which may subject the Company to concentration of credit risk. Although the Company does not anticipate collection problems with its receivables, payment is contingent to a certain extent upon the economic condition of the hospitals, which purchase the Company’s products. The credit risk associated with receivables is limited due to the dispersion of the receivables over a number of customers in a number of geographic areas. The Company monitors credit worthiness of its customers to which it grants credit terms in the normal course of business. Marketable securities are placed with high credit qualified financial institutions and Company policy limits the credit exposure to any one financial instrument; therefore, credit loss is reduced. At December 31, 2002, the Company had $2,505,000 cash in excess of Federal Deposit Insurance Corporation (FDIC) insurance coverage.

Item 8.	Financial Statements and Supplementary Data

      The financial statements and Supplementary Data required by this Item 8 are set forth at the pages indicated at Item 15 (a)(2).

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      On June 7, 2002, the Board of Directors of Computer Motion, Inc. (the “Company”) determined, upon the recommendation of its audit committee, to appoint Ernst & Young LLP as the Company’s independent auditors, replacing Arthur Andersen LLP. The Company dismissed Arthur Andersen LLP on the same date. This determination followed the Company’s decision to seek proposals from independent public accountants to audit the financial statements of the Company.

      The audit reports of Arthur Andersen LLP on the consolidated financial statements of the Company as of and for the years of the Company ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

      During the two most recent years of the Company ended December 31, 2001 and the subsequent interim period to the date hereof, there were no disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen LLP’s satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement in connection with its reports.

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

      The Company provided Arthur Andersen LLP a copy of the foregoing disclosures. Attached as Exhibit 16 is a copy of Arthur Andersen’s letter dated June 7, 2002 stating that it has found no basis for disagreement with such statements.

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

      Robert W. Duggan, 58, has been Chief Executive Officer since October 1997, and Chairman of the Board of Directors since 1990. Mr. Duggan has been a private venture investor for more than 25 years, and has participated as a director of, investor in and advisor to numerous small and large businesses in the medical equipment, computer local and wide area network, PC hardware and software distribution, digital encryption, consumer retail goods and outdoor media communications industries. He has also assisted in corporate planning, capital formation and management for his various investments. He is a member of the University of California, Santa Barbara Foundation Board of Trustees. Mr. Duggan is Chairman of MAG International (“MAG”). MAG was established by Robert W. Duggan and Associates in 1992 and its the largest independent outdoor advertising company in the combined Republic of Slovenia, Croatia, Srpska, Serbia. MAG controls over 8,500 display faces.

      Jeffrey O. Henley, 58, is currently an Executive Vice President and the Chief Financial Officer of Oracle Corporation. Prior to joining Oracle in 1991, Mr. Henley served as Executive Vice President and Chief Financial Officer at Pacific Holding Company, Los Angeles, and Executive Vice President and Chief Financial Officer at Saga Corp., a multi-billion dollar food service company. He also served as Director of

Finance at Memorex Corp. in its large storage division and as Controller of International Operations at Fairchild Camera and Instruments. Mr. Henley holds a bachelor’s degree in economics from the University of California at Santa Barbara and an MBA in finance from UCLA.

      Eric H. Halvorson, 53, joined the Company in July 2002 as a member of the Board of Directors. Mr. Halvorson is currently a Visiting Professor of Business Law and Accounting at Pepperdine University, Malibu, California where he instructs classes in the Legal and Regulatory Environment of Business and Financial Accounting. Mr. Halvorson also has an extensive background in business. He was the Executive Vice President and Chief Operating Officer at Salem Communications Corp (NASDAQ:SALM) from 1995-2000. He directed Salem’s 1999 $150 million initial public equity offering and its $150 million public debt offering in 1997. Prior to becoming the Chief Operating Officer of Salem Communications, he was Vice President and General Counsel for ten years. From 1976 until 1985, he was a partner at Godfrey and Kahn, a Milwaukee, Wisconsin based law firm. At Godfrey and Kahn, Mr. Halvorson specialized in corporate, banking and securities law with a particular emphasis in mergers and acquisitions. Mr. Halvorson is a Certified Public Accountant and holds a Bachelor of Science degree in Accounting from Bob Jones University and a Juris Doctor degree from Duke University School of Law. Mr. Halvorson is currently a director of Salem Communications Corp. and Media Arts Group, Inc. At Computer Motion, he serves on the Audit and Compensation Committees of the Board of Directors.

      Joseph M. DeVivo, 36, joined the Company in August 2002 as President and Chief Operating Officer. Mr. DeVivo was also granted a seat on the Company’s Board of Directors. His responsibilities include worldwide sales and marketing. Mr. DeVivo has extensive experience in the healthcare industry, most recently serving as Vice President and General Manager of a $350 million annual revenue division of TYCO International’s Healthcare Business, U.S. Surgical/ Davis and Geck Sutures. As Vice President and General Manager, Mr. DeVivo was responsible for all aspects of the division including sales, marketing, research and development, and finance. Additionally, over his nine years with U.S. Surgical, Mr. DeVivo held senior positions in sales and marketing and supervised numerous successful product launches. Mr. DeVivo received a Bachelors of Science Degree in Marketing and Management from the E. Claiborne Robins School of Business, University of Richmond, Richmond, Virginia.

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

      Eugene W. Teal, 58, joined the Company as the Executive Vice President, Finance and Administration in January 2002. In his current role as Executive Vice President he is helping implement strategies to ensure sustainable competitive advantage in the Company’s markets. From 2000 to 2001 Mr. Teal served as a Business Consulting Director at Oracle Corporation. Prior to joining Oracle, from 1981 to 1990 Mr. Teal served as a Senior Vice President responsible for numerous profit centers and was a member of the Board of Directors at Alexander & Alexander, Inc., a wholly owned subsidiary of Alexander & Alexander Services. Between 1990 and 2000 Mr. Teal held various consulting and college teaching positions, including the University of La Verne. Mr. Teal was also a consultant for McKinsey & Company, where he solved strategic problems of concern to CEOs and boards of directors. Mr. Teal holds a Bachelor’s degree in Economics from the University of California at Santa Barbara and an MBA in Finance from UCLA.

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

      Darrin Uecker, 37, was appointed the Company’s Chief Technical Officer in August 2002. Previously, Mr. Uecker served as the Company’s Chief Operating Officer and Vice President of Engineering. While Vice President of Engineering, Mr. Uecker led the research and development teams for the Company’s core product platforms: AESOP, HERMES and ZEUS. Most recently, he was responsible for the creation of Zeus with MicroWrist. In his current positions Mr. Uecker has overall responsibility for the Company’s Engineering, Production and Clinical/ Regulatory/ Quality Affairs departments. Mr. Uecker joined the Company in 1993 and has served as Staff Software Engineer, Manager and Vice President of Engineering. Mr. Uecker holds 11 patents and has written numerous publications in the areas of computer vision, man-machine interface design, and medical robotic systems and has more than a dozen patents pending. Computer Motion is the assignee of all patents held by Mr. Uecker that are related to Mr. Uecker’s employment. Mr. Uecker received both his B.S. and M.S. degrees in Electrical and Computer Engineering from the University of California at Santa Barbara.

      David Munjal, 62, joined the Company in October 2001 as Vice President of Clinical Affairs, Regulatory Affairs, and Quality Assurance. Prior to joining the Company, from 1997 to 2001, Dr. Munjal served as Director of Clinical Research & Regulatory Affairs at BioEnterics Corporation (BEC), an Inamed Company where he was responsible for the Company’s worldwide clinical and regulatory affairs, managed and completed clinical trials for a number of devices projects, and made regulatory submissions for FDA approval and international regulatory agencies. Prior to joining BEC, Dr. Munjal worked for nine years as Corporate Director of Clinical Research/ Clinical Affairs for Meadox Medical/ Boston Scientific Corporation. Previously, Dr. Munjal served in various positions at Organon, Inc., Abbott Laboratories, and Integra Life Sciences. Dr. Munjal received his Ph.D. in Biochemistry/ Immunology from the State University of New York at Buffalo and did advanced post-doctoral training and teaching at Harvard University, University of Kentucky, and Ohio State University.

      Larry Redfern, 57, was appointed the Company’s Chief Accounting Officer in December 2002. Previously, Mr. Redfern served as the Company’s Controller since joining the Company in April 2000. Prior to joining Computer Motion, Mr. Redfern was Treasurer for Applied Magnetics Corporation in Santa Barbara, California. Mr. Redfern joined the company in 1976, as General Accounting Manager. Applied Magnetics Corporation at one time was the leading independent manufacturer of magnetic recording heads for the computer industry reaching their highest annual sales of just under $500 million for 1997. Mr. Redfern was an Audit Manager with Laventhol and Horwath, CPA’s prior to entering private industry. Mr. Redfern holds a bachelor’s degree in business from California State University at Northridge and an MBA in business from the University of Hawaii. In addition, Mr. Redfern holds CPA licenses in the states of California and Hawaii.

      Charles J. Vivian, 52, joined Computer Motion as Executive Vice President of Sales for the Americas in September of 2002. Mr. Vivian has more than twenty-five years of sales experience in the healthcare industry, most recently as the Vice President, Sales for U.S. Surgical, a division of TYCO International’s Healthcare Business. At U.S. Surgical, he managed a sales organization of 432 representatives, managers, and specialists. During his sixteen years at U.S. Surgical, Mr. Vivian held senior positions in sales and distribution development and has consistently been recognized as a top performer in the U.S. Surgical organization. He began his career at American Hospital Supply as a sales representative. He was also a top performer in computer system sales before joining U.S. Surgical.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission and The Nasdaq Stock Market. Such directors, executive officers and 10% stockholders are also required to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely upon its review of the copies of Forms 3, 4 and 5 and amendments thereto, the Company believes that all filing requirements under Section 16(a) of the Exchange Act applicable to its directors, officers and any persons holding ten percent or more of the Company’s common stock were made with respect to the Company’s fiscal year ended December 31, 2002.

Item 11.     Executive Compensation

Summary of Cash and Certain Other Compensation

      The following table shows the cash compensation and certain other compensation paid or accrued by the Company to its Chief Executive Officer (“CEO”) and each of the four other most highly compensated executive officers of the Company other than the CEO (collectively the “Named Executive Officers”) during fiscal years 2002, 2001 and 2000 in all capacities in which they served.

Summary Compensation Table

		Annual Compensation		Securities
Name and				Underlying	All Other
Principal Position	Year	Salary	Bonus	Options	Compensation

Robert Duggan	2002	$159,537	—	80,000	—
Chairman	2001	$167,680	$16,400	25,000	—
Chief Executive Officer	2000	$164,000	$3,280	40,400	—

Joseph DeVivo(1)	2002	$75,474	$80,000	400,000	—
President	2001	—	—	—	—
Chief Operating Officer	2000	—	—	—	—

Eugene Teal(2)	2002	$143,527	$40,000	170,000	—
Executive Vice President	2001	—	—	—	—
	2000	—	—	—	—

David A. Stuart	2002	$157,537	—	20,000	—
Vice President Operations	2001	$163,590	$14,808	15,000	—
	2000	$147,000	$10,050	20,520	—

Darrin Uecker(3)	2002	$180,080	$16,000	250,000	—
Chief Technical Officer	2001	$145,609	$8,613	110,000	—
	2000	—	—	90,000	—

William Meloche	2002	$164,422	—	10,000	—
Executive Vice President	2001	$165,000	—	20,000	$30,792
	2000	$80,752	—	150,000

(1)	Mr. DeVivo joined the Company in August 2002 at an annual salary of $220,000.

(2)	Mr. Teal joined the Company in January 2002 at an annual salary of $160,000.

(3)	Mr. Uecker became the Chief Technical Officer in August of 2002.

Option Grants

      The following table sets forth certain information concerning grants of stock options to each of the Company’s Named Executive Officers during the fiscal year ending December 31, 2002. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains or “option spreads” that would exist for the options. Such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent the Company’s estimate or projection of future common stock prices and no assurance can be given that the rates of annual compound stock appreciation assumed for the purposes of the following table will be achieved.

Option Grants in Last Fiscal Year

					Potential Realizable
	Number of	% of Total			Value at Assumed Annual
	Securities	Options			Rates of Stock Price for
	Underlying	Granted to			Option Term(3)
	Options	Employees	Exercise	Expiration
Name	Granted(1)	2002	Price/Share(2)	Date	5%	10%

Robert W. Duggan	80,000	2.8%	$0.65	7/5/12	$32,703	$82,875
Eugene Teal	30,000	1.1%	$0.65	7/5/12	$12,263	$31,078
David A. Stuart	20,000	0.7%	$0.65	7/5/12	$8,176	$20,719
Joseph DeVivo	300,000	10.6%	$0.80	7/8/12	$150,935	$382,498
Joseph DeVivo	100,000	3.5%	$0.86	12/30/12	$54,085	$137,062
Darrin Uecker	50,000	1.8%	$1.65	5/24/12	$51,884	$131,484
Darrin Uecker	100,000	3.5%	$0.65	7/5/12	$40,878	$103,593
Darrin Uecker	100,000	3.5%	$0.86	12/30/12	$54,085	$137,062
William Meloche	10,000	0.4%	$0.65	7/5/12	$4,088	$10,359

(1)	Stock options vest at 25% per year for four years and expire 10 years from the issue date.

(2)	The exercise price per share was equal to the fair market value of the common stock on the date of grant.

(3)	The potential realizable value is calculated assuming that the fair market value of the Company’s common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the stock option (ten years) and that the stock option is exercised and sold on the last day of its term for the appreciated stock price. The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission. Actual gain, if any, on stock option exercises is dependent on the future performance of the common stock.

Option Exercises

      The following table sets forth information concerning the exercise of stock options during the last fiscal year and unexercised stock options held as of the end of the fiscal year for the Named Executive Officers. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2002. Also reported are the values for “in the money” options, which represent the positive spread between the exercise prices of any such existing stock options and the fiscal year end price of the Company’s common stock.

Aggregate Option Exercises in Last Fiscal Year-end Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
			Options at Fiscal		at Fiscal
	Shares		Year-end		Year End(1)(2)
	Acquired
	on	Value		Non-		Non-
Name	Exercise	Realized	Exercisable	exercisable	Exercisable	exercisable

Robert W. Duggan	—	—	93,654	117,719	—	$30,400
Joseph DeVivo	—	—	75,000	325,000	$17,250	$68,750
David A. Stuart	—	—	140,933	42,760	—	$7,600
Eugene Teal	—	—	65,334	104,666	—	$11,400
Darrin Uecker	—	—	77,500	372,500	—	$55,000
William Meloche	—	—	85,000	95,000	—	$3,800

(1)	Represents market value of underlying securities at date of exercise less option exercise price.

(2)	Values were calculated using a price of $1.03 per share, the closing sale price of the Company’s common stock as reported by the NASDAQ on December 31, 2002 minus the option exercise price.

Employment Agreements

      In January 2002, Computer Motion entered into a letter agreement with Eugene W. Teal, Executive Vice President, which provides for an annual base salary of $160,000 and a target bonus percentage of 50% of annual base salary. Mr. Teal’s bonus was guaranteed for the first year of his employment, which began on January 23, 2002. The letter agreement also guarantees payment of Mr. Teal’s base salary for a two-year period. In addition, the letter agreement provides that in the event Computer Motion is acquired or experiences a change in control, Mr. Teal is guaranteed payment of his base salary through January 22, 2005.

      In June 2002, Computer Motion entered into a letter agreement with Joseph M. DeVivo, President and Chief Operating Officer, which provides for an annual base salary of $220,000 and a bonus of up to 90% of annual base salary. The letter agreement guarantees payment of Mr. DeVivo’s base salary and a 90% bonus for a one-year period. In addition, in the event Mr. DeVivo terminates his employment for any reason following 90 days after Computer Motion is acquired or experiences a change in control, or if Computer Motion terminates Mr. DeVivo for any reason other than for cause after one year of service, Mr. DeVivo is guaranteed payment of his base salary for a one-year period thereafter.

Indemnification Agreements

      The Company indemnifies its directors and officers against certain costs that could be incurred if they were made, or threatened to be made, a party to a legal proceeding because of their official status as a director of officer. The indemnification agreements, together with the Company’s bylaws, provide for indemnification to the fullest extent permitted by Delaware law.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table presents information as of December 31, 2002 concerning compensation plans under which the Company’s equity securities are authorized for issuance:

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

      The following table presents information provided to the Company as to beneficial ownership of the Company’s common stock as of March 1, 2003 (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than five percent of the Company’s common stock; (ii) by each of the Company’s directors, including the Company’s Chief Executive Officer; (iii) by each of the Named Executive Officers; and (iv) by all directors and executive officers as a group.

      Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 1, 2003 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. To the Company’s knowledge, except as otherwise indicated and except for the effect of community property laws, as applicable, the persons listed below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Common Stock	Percent of
Beneficial Owners	Beneficially Owned	Outstanding Shares

Directors and Executive Officers
Joseph DeVivo(2)	215,853	1.10%
Daniel Doiron(3)	146,166	*
Robert W. Duggan(1)	4,448,477	20.96%
Eric Halvorson	8,918	*
Jeffrey Henley(3)	196,033	1.01%
William Meloche(3)	86,200	*
David Stuart(3)	148,757	*
Eugene Teal(3)	65,334	*
Darrin Uecker(3)	91,200	*

Directors and Executive Officers as a Group (11 persons)	5,460,858	24.84%

*	less than 1%

(1)	Includes 492,546 shares and 3,565 warrants owned by Mr. Duggan’s spouse of which he disclaims beneficial ownership and 100,154 stock options and 676,272 warrants which may be exercised within 60 days from March 1, 2003.

(2)	Includes 75,000 stock options and 40,000 warrants that may be exercised within 60 days from March 1, 2003.

(3)	Includes 146,833, 91,200, 86,200, 73,213, 65,334 and 37,830 stock options and warrants which may be exercised by Mr. Stuart, Mr. Uecker, Mr. Meloche, Mr. Doiron, Mr. Teal, and Mr. Henley, respectively within 60 days from March 1, 2003.

Board Compensation

      Directors do not receive any cash compensation for their service as members of the Board of Directors, but are reimbursed for expenses in connection with attendance at Board of Directors and Board Committee meetings. Non-employee Directors are eligible to receive discretionary stock option grants under the Company’s stock plans. Each non-employee Director received a grant of 25,000 stock options during the year ended December 31, 2002.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      During the year ended December 31, 2002, the Compensation Committee of the Company’s Board of Directors established the levels of compensation for the Company’s executive officers. The Compensation Committee consisted of Dr. Doiron (Chairman), Mr. Halvorson and Mr. Henley. None of these individuals has served as an officer or employee of the Company.

Compensation Committee Report

      The Compensation Committee of the Board of Directors (the “Committee”) was responsible for administering the compensation program for the Company’s executive officers, including the named executive officers, in 2002. The Committee is composed exclusively of independent, non-employee directors who are not eligible to participate in any aspect of the executive compensation program, except for the possible receipt of stock options under the Company’s stock plans.

      Compensation Philosophy. The Company’s continued growth, new product development, regulatory clearance and market introduction activities, together with worldwide healthcare reform and competitive pressures, present significant challenges to the Company’s management. The Committee believes that, if the Company is to continue its growth, bring new products to market, achieve significant revenues and become profitable, its executive compensation program must have the flexibility to attract and retain high quality employees. Furthermore, the executive compensation program must provide incentives, which will reward key managers for aggressively pursuing the actions necessary to improve the Company’s performance and enhance long-term stockholder value. The Company’s executive compensation program is based upon a pay-for-performance philosophy. There are three components to the Company’s executive compensation program: base salary, a cash incentive bonus opportunity and long-term stock based incentives. The Company is committed to a strong link between its business and strategic goals and its compensation program. The financial goals for certain elements of the compensation program are reviewed and approved by the Board of Directors in conjunction with its approval of the Company’s strategic and operating plans.

      Base Salary. An executive’s base salary is determined by an assessment of his sustained performance, advancement potential, experience, responsibility, scope and complexity of the position, current salary in relation to the range designated for the job and salary levels for comparable positions at peer group companies. Additionally, the Board sets base salaries for executive officers based on the executive’s contribution to the Company’s success through operational improvements and strategic initiatives. Factors considered in determining base salary are not assigned pre-determined relative weights.

      Bonus Program. Payments under the Company’s management bonus program are based on the Company’s achievement of performance goals as approved by the Compensation Committee and the executive’s achievement of individual objectives as approved by the Chief Executive Officer. Company performance goals for 2002 were related to targeted levels of revenue, profitability and gross margin based on the Company’s 2002 operating plan that was approved by the Board of Directors. It is anticipated that performance goals for 2003 will also relate to these categories. The management bonus program provides for a normal bonus of up to a maximum of 90% of base pay, with an over-achievement bonus of up to an additional maximum of 25% of base pay.

      Equity Based Compensation. The Company’s overall equity based compensation philosophy is that equity based incentives should be directly related to the creation of stockholder value, thus providing a strong link between management and stockholders. The Company believes that stock based incentives are very consistent with the entrepreneurial spirit the Company seeks in its executive team. In support of this philosophy, the Company has awarded to its executive officers stock options and to a limited extent, restricted stock.

      Stock Option Grants. Stock options encourage and reward executive officers for creating stockholder value as measured by stock price appreciation. Stock options are granted at an exercise price equal to the fair market value of the stock on the date of grant and therefore, only have value if the price of the Company’s stock appreciates in value from the price of the stock on the date options are granted. The executive officers and stockholders benefit equally from such stock price appreciation. The Company utilizes stock options, in lieu of higher, industry standard base salaries and bonuses, as a means to attract, retain and motivate talented executives upon whose performance the Company is dependent. Stock options are generally granted annually and are consistent with the Company’s objective to provide (i) a long-term equity interest in the Company, and (ii) an opportunity for a greater financial reward if long-term performance is sustained. To encourage a long-term perspective, stock options cannot be exercised immediately. Generally, stock options become exercisable over a four-year period. All stock options granted to executive officers are approved by the Compensation Committee. Individual grants are dependent on the executive officer’s experience, position and level of responsibility within the Company, an evaluation of the officer’s performance and an assessment of the executive officer’s ability to positively impact the Company’s future business plans. No pre-assigned relative weight is ascribed to any of these factors.

      Compensation of Chief Executive Officer Robert W. Duggan, the Company’s Chairman of the Board, assumed the responsibility of Chief Executive Officer in October 1997. Mr. Duggan’s annual salary for 2002 was $159,537. He has an annual normal bonus of up to a maximum of 50% of base pay, with an annual over-achievement bonus opportunity of up to an additional maximum of 25% of base pay based on over-achievement of stated objectives. For the year ended December 31, 2002, the Company’s overall performance was below targeted levels and therefore, Mr. Duggan did not receive a bonus. Mr. Duggan’s salary and bonus opportunity were considered to be very reasonable in comparison to similar salaries and bonus structures for medical device company chief executive officers. The Compensation Committee will consider future salary and bonus adjustments and stock option grants for the chief executive officer based on the Company’s operating performance, as well as the compensation packages of similarly positioned medical device company Chief Executive Officers. The Committee believes that its Chief Executive Officer should have an equity interest in the Company.

      Fiscal Year 2002 Compensation Under Section 162(m) of the Internal Revenue Code of 1986, as amended, compensation paid or accrued with respect to an employee of a public corporation is limited to no more than $1 million per year. It is not expected that the compensation to be paid to the Company’s executive officers will exceed the $1 million limit per employee. The Company’s stock option plans are structured such that any compensation deemed paid to an executive officer when he exercises an outstanding stock option under the plan will qualify as performance-based compensation that will not be subject to the $1 million limitation.

Submitted by the Compensation Committee

/s/ ERIC HALVORSON	/s/ DANIEL R. DOIRON	/s/ JEFFREY O. HENLEY

Eric Halvorson	Daniel R. Doiron	Jeffrey O. Henley

Stock Performance

      The Securities and Exchange Commission requires that the Company include in this proxy statement a line-graph presentation comparing cumulative five-year stockholder returns on an indexed basis with the Standard and Poor’s (“S&P”) 500 Stock Index and either a nationally recognized industry standard or an index of peer companies selected by the Company. The Company uses the S&P Medical Products and Supplies Index as its peer group index. The table below compares the cumulative total return as of the Company’s last fiscal year assuming $100 was invested as of August 11, 1997, the date of the Company’s initial public offering, in the common stock of the Company, the S&P Medical Products and Supplies Index and the S&P 500 Stock Index, assuming the reinvestment of all dividends. The Indexes are weighted based on market capitalization at the time of each reported data point.

	12/31/98	12/31/99	12/31/00	12/31/01	12/31/02

Computer Motion	$89.29	$78.57	$33.07	$28.21	$7.36
S&P 500	$133.62	$161.83	$147.42	$130.05	$93.30
S&P 500 Healthcare Equipment and Supplies Index	$138.81	$131.20	$188.06	$177.55	$63.96

Item 13.	Certain Relationships and Related Transactions

      On September 9, 2002 the Company issued a $1,000,000 promissory note to Robert W. Duggan, the Company’s Chairman of the Board and Chief Executive Officer, in exchange for funds loaned to the Company. On January 27, 2003 the Company received stockholder approval to convert $999,600 of the outstanding promissory note from the Company to Mr. Duggan, into shares of the Company’s Series C Convertible Preferred Stock. On January 29, 2003 the Company issued 714 shares of Series C Convertible Preferred Stock in exchange for the note. In addition, the stockholders approved the purchase of an additional $999,600 of Series C Convertible Preferred Stock by Mr. Duggan, or his designees, which was received in March 2003.

Item 14.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Accounting Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) for the Company. Our Chief Executive Officer and Chief Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing date of this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures are effective.

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

(a)	List of Documents Filed as Part of This Report

(1) Financial Statements

See Index to Financial Statements and Schedule on page F-1.

(2) Financial Statement Schedule

See Index to Financial Statements and Schedule on page F-1.

(3) Exhibits.

Exhibit
No.	Description

3.1	Second Amended and Restated Certificate of Incorporation.*
3.2	Bylaws of the Company.*
4.1	Certificate of Designations Setting Forth the Preferences, Rights, and Limitations of the Series B Convertible Preferred Stock, filed on February 16, 2001.†
4.2	Registration Rights Agreement, dated as of February 16, 2001, by and between the Company, Societe Generale, Catalpa Enterprises, Ltd., Jeffrey O. Henley, Robert W. Duggan, Mahkam Zananeh, Baystar Capital, LP, and Baystar International, Ltd.†
4.3	Form of Warrant for the purchase of Common Stock of The Company, Inc.†
4.4	Registration Rights Agreement, dated as of March 30, 2001, by and between the Company and Societe Generale.††
4.5	Registration Rights Agreement, dated as of February 13, 2002, among the Company and the Purchasers listed on Exhibit A thereto.††††
4.6	Certificate of Designations Setting Forth the Preferences, Rights and Limitations of the Series C Convertible Preferred Stock, filed on October 31, 2002.(1)
4.7	Form of Registration Rights Agreement, dated as of October 31, 2002, by and among the Company and the investors signatory thereto.(1)
4.8	Form of Series C-1 Warrant for the purchase of the Company’s common stock.(1)
4.9	Form of Series C-2 Warrant for the purchase of the Company’s common stock.(1)
4.10	Form of Agreement (regarding the Series C Convertible Preferred Stock), dated December 11, 2002, by and among the Company and the investors signatory thereto.(2)
4.11	Form of Secured Promissory Note (included as Exhibit C to Exhibit 10.28 below).(3)
4.12	Form of Warrant for the purchase of the Company’s common stock.(3)
4.13	Certificate of Designations Setting Forth the Preferences, Rights and Limitations of the Series D Convertible Preferred Stock, filed on March 6, 2003.(4)
10.1	Computer Motion, Inc. Tandem Stock Option Plan.*
10.2	Development and Supply Agreement between the Stryker Endoscopy Division of Stryker Corporation and the Company dated August 21, 1996.*(5)
10.3	Registration Agreement between the Company and certain stockholders.*
10.4	Sales Agreement between the Company and Medtronic, Inc. dated May 28, 1997.*(5)
10.5	Form of Warrant to Purchase Common Stock issued in connection with Bridge Financing Agreements.*

Exhibit
No.	Description

10.6	Purchaser Representation and Subscription Agreement relating to the Company’s Series E Preferred Stock and Warrant to Purchase Common Stock.*
10.7	Form of Redeemable Warrant to Purchase Common Stock of the Company issued in conjunction with the Company’s Series E Preferred Stock.*
10.8	Business Agreement between the Company and Bulova Technologies, L.L.C. dated February 18, 1997.*(5)
10.9	Lease between the Company and University Business Center Associates dated March 1, 1994 and amendment thereto dated October 19, 1996.*
10.10	Form of Indemnification Agreement for Officers and Directors of the Company.*
10.12	Computer Motion, Inc. Employee Stock Purchase Plan, as amended through September 30, 1997.**
10.13	Leases between the Company and University Business Center Associates dated September 19, 1997.**
10.14	Computer Motion, Inc. 1997 Stock Incentive Plan*
10.15	Stock Purchase Agreement between the Company and the Investors listed on Schedule A thereto, dated June 29, 2000.***
10.16	Promissory Note between the Company and Robert W. Duggan, dated July 25, 2000.***
10.17	Form of Redeemable Warrant to Purchase common stock of the Company.***
10.18	Promissory Note between the Company and Robert W. Duggan, dated December 12, 2000.****
10.19	Securities Purchase Agreement, dated February 16, 2001, by and between the Company, Societe Generale, Catalpa Enterprises, Ltd., Jeffrey O. Henley, Robert W. Duggan, Mahkam Zananeh, Baystar Capital, LP, and Baystar International, Ltd.†
10.20	Equity Line Financing Agreement, dated as of March 30, 2001, by and between the Company and Societe Generale.††
10.21	Amended and Restated Equity Line Financing Agreement, dated as of September 30, 2001, by and between and Societe Generale.†††
10.22	Stock Purchase Agreement, dated January 30, 2002, by and between the Company and Steven L. Gruba.††††
10.23	Stock Purchase Agreement, dated January 22, 2002, by and between the Company and Stradling Yocca Carlson & Rauth, P.C.††††
10.24	Securities Purchase Agreement, dated February 13, 2002, among the Company and the Purchasers listed on Exhibit A thereto.††††
10.25	Stock Purchase Agreement, dated February 19, 2002, by and between the Company and Corlund Electronics, Inc.††††
10.26	Form of Series C Convertible Preferred Stock Purchase Agreement, dated October 31, 2002, by and among the Company and the investors’ signatory thereto.(1)
10.27	Form of Amendment No. 1 to Series C Convertible Preferred Stock Purchase Agreement, dated December 11, 2002, by and among the Company and the investors signatory thereto.(2)
10.28	Form of Loan and Security Agreement, dated February 13, 2003, between the Company and Agility Capital, LLC.(3)
10.29	Form of Stock Exchange Agreement, dated March 6, 2003, by and between the Company and the investors’ signatory thereto.
16.1	Letter of Arthur Andersen LLP
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
23.2	Notice Regarding Consent of Arthur Andersen LLP

Exhibit
No.	Description

99.1	Certification of Robert W. Duggan, the Company’s Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Larry Redfern, the Company’s Chief Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form S-1 (File No. 333-29505) declared effective August 11, 1997.

**	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.

****	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

†	Company’s Current Report on Form 8-K filed with the Commission on March 26, 2001.

††	Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.

†††	Incorporated herein by reference to the Company’s Pre-Effective Amendment No. 2 to Form S-2 (File No. 333-65952) declared effective on September 24, 2001.

††††	Incorporated herein by reference to the Company’s Registration Statement on Form S-3 (File No. 333-83552) filed with the Commission on February 28, 2002.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2002.

(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2002.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 24, 2003.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2003.

(5)	Registrant has sought confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

(b)	Reports on Form 8-K

The Company filed Current Reports on Form 8-K on November 4, 2002 and December 12, 2002. Since December 31, 2002 the Company has filed Current Reports on Form 8-K on February 7, 2003, February 24, 2003, March 11, 2003 and April 24, 2003.

(c)	Exhibits

See Item 15(a)(3) of this Report.

SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER MOTION, INC.

Date May 12, 2003	/s/ ROBERT W. DUGGAN

Robert W. Duggan
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date May 12, 2003	/s/ LARRY REDFERN

Larry Redfern
Controller, Chief Accounting Officer and Secretary
(Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ DANIEL R. DOIRON Daniel R. Doiron	Director	May 12, 2003

/s/ ROBERT W. DUGGAN Robert W. Duggan	Director	May 12, 2003

/s/ ERIC HALVORSON Eric Halvorson	Director	May 12, 2003

/s/ JEFFERY O. HENLEY Jeffrey O. Henley	Director	May 12, 2003

/s/ JOSEPH M. DEVIVO Joseph M. DeVivo	Director	May 12, 2003

CERTIFICATIONS

      I, Robert W. Duggan, Chairman and Chief Executive Officer of Computer Motion, Inc., certify that:

1. I have reviewed this annual report on Form 10-K/A of Computer Motion, Inc.;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

COMPUTER MOTION, INC.

By:	/s/ ROBERT W. DUGGAN

Robert W. Duggan
Chairman of the Board of Directors
and Chief Executive Officer

Dated: May 12, 2003

      I, Larry Redfern, Chief Accounting Officer of Computer Motion, Inc., certify that:

1. I have reviewed this annual report on Form 10-K/A of Computer Motion, Inc.;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

COMPUTER MOTION, INC.

By:	/s/ LARRY REDFERN

Larry Redfern
Controller and Chief Accounting Officer

Dated: May 12, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors of

     Computer Motion, Inc.:

      We have audited the accompanying consolidated balance sheet of Computer Motion, Inc. as of December 31, 2002, and the related consolidated statements of operations, and comprehensive income (loss), stockholders’ equity and cash flows for the year then ended. Our audit for the year ended December 31, 2002 also included the financial statement schedule listed in the index at Item 15 (a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Computer Motion, Inc. for the years ended December 31, 2001 and 2000, were audited by other auditors who ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated February 25, 2002.

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

      The accompanying consolidated financial statements have been prepared assuming that Computer Motion, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has an accumulated deficit of $116,674,000 at December 31, 2002. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG, LLP
Ernst & Young, LLP

Los Angeles, California

March 7, 2003

      This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Computer Motion, Inc.’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. The balance sheet as of December 31, 2000, referred to in this report has not been included in the accompanying financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

     Computer Motion Inc.:

      We have audited the accompanying consolidated balance sheets of Computer Motion, Inc. and Subsidiary (a Delaware corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Los Angeles, California

February 25, 2002

COMPUTER MOTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,

	2002	2001	2000

	(Amounts in thousands, except per share
	amounts)
Revenue	$24,111	$25,531	$21,732
Cost of revenue	9,860	10,587	8,577

Gross profit	14,251	14,944	13,155

Research & development expense	10,903	12,034	11,564
Selling, general & administrative expense	17,895	18,034	17,318
Litigation provision	6,521	1,248	480

Total operating expenses	35,319	31,316	29,362

Loss from operations	(21,068)	(16,372)	(16,207)
Interest income	62	91	140
Interest expense	(63)	(114)	(189)
Foreign currency translation gain/(loss)	(30)	25	(44)
Other income/(expense)	(22)	(23)	(25)

Total other income/(expense)	(53)	(21)	(118)

Loss before income tax provision	(21,121)	(16,393)	(16,325)
Income tax provision	30	20	24

Net loss	(21,151)	(16,413)	(16,349)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	142	(192)	(21)

Comprehensive loss	(21,009)	(16,605)	(16,370)
Dividend to Series B preferred shareholders	4,978	3,897	—
Dividend to Series C preferred shareholders	5,951	—	—
Dividend to warrant holders	—	—	1,362

Net loss available to common shareholders	$(32,080)	$(20,310)	$(17,711)

Weighted average common shares outstanding used to compute net loss per share — basic and diluted	16,665	10,276	9,309

Net loss per share — basic and diluted	$(1.93)	$(1.98)	$(1.90)

See accompanying notes to consolidated financial statements

COMPUTER MOTION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(Amounts in thousands,
	except par value)
ASSETS
Current assets:
Cash and cash equivalents	$2,606	$987
Restricted cash	98	80
Accounts receivable, net of allowance for doubtful accounts and returns of $781 in 2002 and $1,184 in 2001	6,786	8,594
Inventories	5,866	5,853
Other current assets	1,471	811

Total current assets	16,827	16,325
Property and equipment:
Furniture and fixtures	1,896	2,020
Computer equipment	3,050	2,889
Machinery and equipment (including demo equipment)	7,419	5,381
Accumulated depreciation	(7,398)	(5,492)

Property and equipment, net	4,967	4,798
Other assets	56	63

Total assets	$21,850	$21,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to shareholder	$1,000	$900
Accounts payable	3,541	6,497
Accrued expenses	7,953	4,551
Deferred revenue	2,461	3,628

Total current liabilities	14,955	15,576
Deferred revenue	1,226	1,711
Other liabilities	18	37

Total liabilities	16,199	17,324

Commitments and contingencies (Note 12)
Stockholders’ equity:
Series C convertible preferred stock, $.001 par value authorized 10,750 shares, outstanding at 12/31/02 — 6,299 shares; at 12/31/01 — 0 liquidation preference of $14,106 including accrued and unpaid dividends	$9,017	$—
Series B convertible preferred stock, $.001 par value, authorized 12,000 shares, outstanding at 12/31/02 — 0; 12/31/01 — 8.5 shares	—	8,674
Common stock, $.001 par value, authorized — 50,000 shares; Outstanding at 12/31/02 — 17,627 shares; at 12/31/01 — 11,439 shares	18	11
Stock subscription	1,499	—
Additional paid-in capital	112,157	80,343
Deferred compensation	(262)	(326)
Accumulated deficit	(116,674)	(84,594)
Other comprehensive loss	(104)	(246)

Total stockholders’ equity	5,651	3,862

Total liabilities & stockholders’ equity	$21,850	$21,186

See accompanying notes to consolidated financial statements

COMPUTER MOTION INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series C	Series B
	Convertible	Convertible		Stock			Other	Total	Stockholders’
	Preferred	Preferred	Common	Subscription	Additional	Deferred	Accumulated	Comprehensive	Equity
	Stock	Stock	Stock	Capital	Paid-In	Compensation	Deficit	Loss	(Deficit)

	(In thousands)
Balance December 31, 1999	$—	$—	$9	$—	$62,663	$(247)	$(46,573)	$(33)	$15,819
Common stock issued	—	—	—	—	4,923	—	—	—	4,923
Exercise of options	—	—	—	—	376	—	—	—	376
Exercise of warrants	—	—	1	—	3,416	—	—	—	3,417
Deferred compensation associated with stock options to non-employees	—	—	—	—	605	(605)	—	—	—
Amortization of deferred compensation	—	—	—	—	100	247	—	—	347
Dividend to warrant holders	—	—	—	—	1,362		(1,362)	—	—
Other	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(21)	(21)
Net loss	—	—	—	—	—	—	(16,349)	—	(16,349)

Balance December 31, 2000	$—	$—	$10	$—	$73,445	$(605)	$(64,284)	$(54)	$8,512
Preferred stock issued, net	—	10,024	—	—	2,030	—	(2,603)	—	9,451
Dividend to Preferred Stockholders	—	202	—	—	—	—	(202)	—	—
Conversion of Preferred stock to Common Stock	—	(1,552)	—	—	1,552	—		—	—
Series B Convertible Preferred stock beneficial conversion feature	—	—	—	—	1,092	—	(1,092)	—	—
Common stock issued	—	—	1	—	2,005	—	—	—	2,006
Exercise of options	—	—	—	—	52	—	—	—	52
Deferred compensation associated with stock options to non-employees	—	—	—	—	149	(149)	—	—	—
Amortization of deferred compensation	—	—	—	—		255	—	—	255
Reversal of deferred compensation relating to options cancelled)	—	—	—	—	(173)	173	—	—	—
Stock purchase plan	—	—	—	—	191	—	—	—	191
Other comprehensive loss	—	—	—	—	—	—	—	(192)	(192)
Net loss	—	—	—	—	—	—	(16,413)	—	(16,413)

Balance December 31, 2001	$—	$8,674	$11	$—	$80,343	$(326)	$(84,594)	$(246)	$3,862
Preferred stock issued, net	8,817	—	—	1,499	(941)	—	—	—	9,375
Proceeds from private placement	—	—	4	—	10,524	—	—	—	10,528
Dividend to Series B Preferred Stockholders	—	1,193	—	—	—	—	(1,193)	—	—
Dividend to Series C Preferred Stockholders	200	—	—	—	—	—	(200)	—	—
Conversion of Preferred stock to Common Stock	—	(9,867)	3	—	9,864	—	—	—	—
Write off of Intrinsic Value at Series B
Preferred conversion to Common and warrant price change	—	—	—	—	3,785	—	(3,785)	—	—
Series C Convertible Preferred stock beneficial conversion feature	—	—	—	—	3,244	—	(3,244)	—	—
Fair Value of Warrants to Series C Preferred Stockholders	—	—	—	—	2,507	—	(2,507)	—	—
Common stock issued for services	—	—	—	—	1,395	—	—	—	1,395
Common stock issued through Equity Line	—	—	—	—	508	—	—	—	508
Exercise of options	—	—	—	—	282	—	—	—	282
Unexercised MBO Options issued	—	—	—	—	416	—	—	—	416
Fair Value of options to non-employees	—	—	—	—	121	(121)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	185	—	—	185
Stock purchase plan	—	—	—	—	109	—	—	—	109
Other comprehensive loss	—	—	—	—	—	—	—	142	142
Net loss	—	—	—	—	—	—	(21,151)	—	(21,151)

Balance December 31, 2002	$9,017	$—	$18	$1,499	$112,157	$(262)	$(116,674)	$(104)	$5,651

	Preferred	Preferred	Common Shares
	Stock	Stock
	2002	2001	2002	2001	2000

Beginning balance	8.5	—	11,439	10,151	8,745
Issued	6.3	10.0	3,269	807	646
Stock subscription	1.1	—	—	—	—
Conversion of Preferred stock to Common Stock	(8.5)	(1.5)	2,520	402	—
Exercise of options	—	—	159	24	87
Exercise of warrants	—	—	145	—	659
Stock purchase plan	—	—	95	55	14

Ending balance	7.4	8.5	17,627	11,439	10,151

See accompanying notes to consolidated financial statements

COMPUTER MOTION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Cash Flows from Operating Activities:
Net Loss	$(21,151)	$(16,413)	$(16,349)
Adjustments to reconcile net loss to net cash used in operating actives:
Depreciation and Amortization	2,041	1,714	1,397
Provision for Doubtful Accounts	284	250	931
Loss on Disposal of fixed assets	—	—	73
Unexercised MBO Options	416	—	—
Common stock and options issued for services	1,395	—	471
Amortization of Deferred Compensation	185	255	247
Decrease (Increase) in:
Accounts receivable	1,524	3,273	(5,630)
Inventories	(1,268)	(1,118)	328
Other current assets	(660)	(372)	(108)
Other assets	—	—	74
Increase (Decrease) in:
Accounts payable	(2,956)	2,066	1,196
Accrued expenses	3,402	1,065	569
Other liabilities	(19)	(38)	(28)
Deferred revenue	(1,652)	1,754	2,298

Net cash used in operating activities	(18,459)	(7,564)	(14,531)
Cash flows from Investing Activities:
Purchase of property and equipment	(948)	(2,328)	(2,763)
Decrease in marketable securities	—	—	3,224

Net cash provided by (used in) investing activities	(948)	(2,328)	461
Cash Flows from Financing Activities:
Repayment of note payable to stockholder	(900)	(1,500)	—
Proceeds from note payable to stockholder	1,000	900	3,000
Proceeds from preferred stock issuance, net of issuance costs	9,375	7,951	—
Proceeds from common stock — private placement	10,528	—	—
Proceeds from common stock — Societe Generale	508	—	—
Proceeds from common stock and warrants exercised, including ESPP, net of repurchases	109	2,197	7,969
Proceeds from exercise of stock options	282	52	376
Comprehensive loss and other	142	(192)	(21)

Net cash provided by financing activities	21,044	9,408	11,324
Net increase (decrease) in cash, cash equivalents and restricted cash	1,637	(484)	(2,746)
Cash, cash equivalents and restricted cash at beginning of period	1,067	1,551	4,297

Cash, cash equivalents and restricted cash at end of period	$2,704	$1,067	$1,551

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Supplemental cash flow disclosure
Cash paid for:
Interest	$59	$37	$189
Income taxes	28	11	23
Non-cash investing and financing activities Dividend to warrant holders	—	—	1,362
Fair Value of warrants issued in connection with the Series B Convertible Preferred Stock	—	1,536	—
Fair Value of warrants issued in connection with the Series C Convertible Preferred Stock	2,507	—	—
Cumulative dividend on the Series B Convertible Preferred Stock	1,193	203	—
Cumulative dividend on the Series C Convertible Preferred Stock	200	—	—
Fair value of additional shares issued due to reset provision of Series B	—	1,092	—
Conversion of Series B to Common Stock	9,867	—	—
Write off of Intrinsic Value at conversion of Series B Preferred to Common	3,785	—	—
Beneficial Conversion feature of the Series B Convertible Preferred Stock	—	1,066	—
Beneficial Conversion feature of the Series C Convertible Preferred Stock	3,244	—	—
Deferred compensation associated with stock options to non-employees	121	149	605

See accompanying notes to consolidated financial statements

COMPUTER MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Note 1:     Liquidity and Going Concern

      Computer Motion, Inc. (the “Company”) has incurred losses since inception. For the years ended December 31, 2002, 2001 and 2000, the Company has incurred losses of $21,151,000, $16,413,000 and $16,349,000, respectively. In addition, for the years ended December 31, 2002, 2001 and 2000, the Company has used cash in operations of $18,459,000, $7,564,000 and $14,531,000, respectively. The combination of these factors raises substantial doubt about the Company’s ability to continue as a going concern.

      Management’s plans in regard to these items include the following:

•	Obtain cash proceeds under the working capital line of credit agreement with Intuitive Surgical, Inc. (see Note 16)

•	Obtain cash proceeds from the exercise of the Series C Preferred Stock warrants

On March 7, 2003, the Company entered into an Agreement and Plan of Merger with Intuitive Surgical, Inc. At the effective time of the merger, Intuitive Merger Corporation, Inc., formerly known as Iron Acquisition corporation, a newly formed subsidiary of Intuitive Surgical, Inc., will be merged with and into Computer Motion, Inc., with Computer Motion, Inc. surviving the merger and continuing as a wholly owned subsidiary of Intuitive Surgical, Inc. Upon completion of the merger, each share of Computer Motion common stock will be converted into the right to receive a fraction of a share of Intuitive Surgical common stock. The fraction of a share of Intuitive Surgical common stock to be issued with respect to each share of Computer Motion common stock will be determined by a formula described in the merger agreement. Based on the capitalization of Intuitive Surgical and Computer Motion and the market price of Computer Motion common stock as of the date of this report and assuming that the merger is completed on June 20, 2003, we estimate that the exchange ratio will be approximately 0.52. The exchange ratio will be adjusted proportionately in the event that the proposed reverse split of Intuitive Surgical’s common stock is approved by Intuitive Surgical’s stockholders and implemented by Intuitive Surgical’s board of directors.

      In connection with the proposed merger, Computer Motion and Intuitive Surgical have entered into a Loan and Security Agreement, under which Intuitive Surgical has agreed to provide a short-term secured bridge loan facility of up to $7.3 million. The loan will terminate and all outstanding amounts will become due and payable 120 days following termination of the merger agreement (the “Maturity Date”). Interest on the loan will accrue at a rate of 8% per annum and will be payable on the Maturity Date.

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

      There are no assurances that the proposed merger will close or that adequate funds will be available to the Company on acceptable terms, if at all. If the Company is unable to raise additional required capital in the future, it may be required to significantly curtail its operations or obtain funding through the relinquishment of significant technology. The failure of the Company to successfully achieve one or all of the above items will have a material impact on the Company’s financial position and results of operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 2:	Significant Accounting Policies

      Nature of Operations. The Company develops and markets proprietary robotic and computerized surgical systems that enhance a surgeon’s performance and centralize and simplify a surgeon’s control of the

COMPUTER MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating room. The Company’s primary efforts are directed toward developing and commercializing medical robots and intelligent interface modalities, which will enable new minimally invasive surgical procedures and enhance the surgical team’s overall productivity.

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

      The Company recognizes revenue from the sale of products to end-users, including supplies and accessories, once shipment has occurred, as the Company’s general terms are FOB shipping point. In those few cases where the customer terms are FOB destination, revenue is not recognized until the Company receives a signed delivery and acceptance certificate, and all of the conditions of SAB 101 as identified above have been met. Revenue is recognized from the performance of services as the services are performed.

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

COMPUTER MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Foreign Currency Translation. The assets and liabilities of Computer Motion, S.A. are translated into U.S. dollars at exchange rates in effect on reporting dates, while capital accounts are translated at historical rates. Income statement items are translated at average exchange rates in effect during the financial statement period. The cumulative effect of translation is recorded as a separate component of stockholders’ equity.

      Net Loss Per Share. Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share,” requires presentation of both basic and diluted net loss per share in the financial statements. The Company’s basic net loss per share is the same as its diluted net loss per share because inclusion of outstanding stock options and warrants in the calculation is antidilutive. Basic and diluted loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.

      Loss per share information is summarized as follows:

	Years Ended December 31,

	2002		2001		2000

		Per		Per		Per
	Amount	Share	Amount	Share	Amount	Share

	(Amounts in thousands, except per share amounts)
Loss per share data — basic and diluted:
Net Loss and net loss per share	$(21,151)	$(1.27)	$(16,413)	$(1.60)	$(16,349)	$(1.76)
Fair Value of warrants issued in connection with the Series B Convertible Preferred Stock	—	—	(1,536)	(0.15)	—	—
Cumulative 4.9% dividend on the Series B Convertible Preferred Stock	(1,193)	(0.07)	(202)	(0.02)	—	—
Fair value of additional shares issued due to a reset provision of the Series B Convertible Preferred Stock	—	—	(1,092)	(0.11)	—	—
Beneficial Conversion feature of the Series B Convertible Preferred Stock	—	—	(1,067)	(0.10)	—	—
Write off of Intrinsic Value at conversion of Series B Convertible Preferred Stock	(3,785)	(0.23)	—	—	—	—
Fair Value of warrants issued in connection with the Series C Convertible Preferred Stock	(2,507)	(0.15)	—	—	—	—
Cumulative dividend on the Series C Convertible Preferred Stock	(200)	(0.01)	—	—	—	—
Beneficial Conversion feature of the Series C Convertible Preferred Stock	(3,244)	(0.20)	—	—	—	—
Fair Value of warrants issued in connection with the Private Placement of Common Stock	—	—	—	—	(1,362)	(0.14)

Net loss available to common shareholders and net loss per share	$(32,080)	$(1.93)	$(20,310)	$(1.98)	$(17,711)	$(1.90)

      Cash Equivalents. Cash equivalents consisting of liquid investments with maturity of three months or less when purchased and are stated at cost, which approximates market.

COMPUTER MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property and Equipment. Property and equipment are stated at cost and are depreciated using the straight-line method based on useful lives of seven years for furniture and fixtures and three to seven years for machinery and equipment and three years for computer equipment. Included in the property and equipment section of the consolidated balance sheet is demo equipment of $5,413,000 and $3,457,000 as of December 31, 2002 and 2001 respectively. Demo equipment is used to enhance the marketing efforts of the Company and is depreciated over three years. In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for fiscal years beginning after December 15, 2001. The Company evaluates its long term assets including property and equipment for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

      Software Development Costs. The Company internally produces and develops software related to its hardware products. Costs to develop this software are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold Leased, or Otherwise Marketed”, which requires the Company to capitalize software development costs when “technological feasibility” of the product has been established and future revenues assure recovery of the capitalized amounts. Because of the relatively short time period between “technological feasibility” and product release, the Company has not capitalized any software development costs as of December 31, 2002 or December 31, 2001.

      Stock-based Compensation. SFAS No. 123, “Accounting for Stock-based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic-value method prescribed in Accounting Principles board Opinion No. 25, “Accounting for Stock Issued to Employees.

      The Company accounts for option and warrant grants to non-employees using the guidance of SFAS 123 and EITF No. 96-18 whereby the fair value of option and warrant grants are determined using the Black Scholes valuation model at the earlier of the date which the non-employees’ performance is completed or a performance commitment is reached.

      Research and Development. Research and development expenses are charged to operations as incurred and totaled $10,903,000, $12,034,000 and $11,564,000 for the years ended December 31, 2002, 2001 and 2000 respectively.

      Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rate in effect for the years in which the differences are expected to reverse.

      The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event of significant changes in ownership interests. The Company does not believe that ownership changes to date have had an impact on its ability to utilize these carryforwards. There can be no assurance that ownership changes, including the potential merger as discussed in Note 16, will not significantly limit the Company’s ability to use existing or future net operating loss or tax credit carryforwards.

COMPUTER MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Inventories. Inventories, which include materials, labor and overhead, are stated at the lower of cost or market. The Company uses the first-in, first-out (FIFO) method to value inventories. The components of inventories are as follows:

	December 31,	December 31,
	2002	2001

Raw materials	$3,531,000	$3,200,000
Work in process	900,000	470,000
Finished goods	1,435,000	2,183,000

Total inventories	$5,866,000	$5,853,000

      Patents, Trademarks and Other Intangibles. Patents, trademarks and other intangibles are carried at cost less accumulated amortization that is calculated on the straight-line basis over the estimated useful lives of the assets.

      Other Comprehensive Loss. The Company accounts for other comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income”. SFAS 130 requires certain financial statement components, such as net unrealized holding gains or losses and cumulative translation adjustments, to be included in other comprehensive income (loss).

      Segment Reporting. The Company adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information‘(see Note 15). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements.

      Shipping and Handling Costs. Shipping and handling costs totaling $113,000, $71,000 and $72,000 for the years ended December 31, 2002, 2001 and 2000, respectively were billed to customers. These billings have been recognized as revenue. The associated costs have been recognized as a component of cost of revenues in the accompanying consolidated statements of operations and comprehensive income (loss) .

      Fair Value of Financial Instruments. The carrying value for cash and cash equivalents, accounts receivable, note payable to stockholder and accounts payable approximates fair value because of the short maturity of these instruments.

      Recent Accounting Pronouncements. In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148. Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. The Company adopted the disclosure requirements of SFAS No. 148 in fiscal 2002. The Company did not adopt the fair value method of accounting for stock-based compensation and as such the adoption of SFAS No. 148 did not have a material impact on the Company’s results of operations or its financial position.

      Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This EITF also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.

COMPUTER MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As Computer Motion’s current practice is consistent with the provisions of EITF 00-21, Computer Motion does not expect that the adoption of EITF 00-21 will have a material impact on its results of operations or its financial condition.

Note 3:	Stock Purchase and Option Plans

      Employee Stock Purchase Plan. The Company’s employee stock purchase savings plan allows participating employees to purchase, through payroll deductions, shares of common stock at 85% of the fair market value at specified dates. Under the terms of the plan, 400,000 shares of common stock have been reserved for purchase by plan participants. Employees purchased 95,033, 54,679, and 14,227 shares in fiscal 2002, 2001, and 2000 respectively. At December 31, 2002, there were 171,407 shares available for purchase under the plan.

      Stock Options. Under the terms of the Company’s stock option plans, 6,746,017 shares of common stock have been reserved for issuance to directors, officers and employees and to others with relationships with the Company. Stock options are generally exercisable over periods up to 10 years from date of grant and may be “incentive stock options” or “non-qualified stock options.” Options generally vest evenly over four years. At December 31, 2002, there were a maximum of 80,618 shares available for grant and 5,535,588 options outstanding of which 2,188,897 shares were exercisable at a weighted average exercise price of $5.55 per share. The weighted average contractual life of options outstanding December 31, 2002 was 8.3 years. The weighted average fair value of options granted for the years ended December 31, 2002, 2001, and 2000 were $1.24, $2.63, and $4.70 respectively. Stock option activity was as follows:

	Options	Weighted Average
	Outstanding	Exercise Price

Balance at December 31, 1999	1,695,210	$8.54
Granted	1,391,580	$7.82
Canceled	(245,256)	$9.96
Exercised	(87,031)	$4.32

Balance at December 31, 2000	2,754,503	$8.12
Granted	1,523,056	$4.22
Canceled	(846,037)	$8.73
Exercised	(24,412)	$0.01

Balance at December 31, 2001	3,407,110	$6.31
Granted	3,020,699	$1.08
Canceled	(732,222)	$6.00
Exercised	(159,999)	$0.15

Balance at December 31, 2002	5,535,588	$3.68

COMPUTER MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2002:

		Options Outstanding		Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price	Number	Price Per
Range of Exercise Prices	Outstanding	Life	Per Share	Exercisable	Share

$ -$1.50	2,454,612	9.61	$0.77	426,112	$0.40
1.50-2.25	161,912	9.28	1.77	3,112	1.54
2.25-3.38	149,419	8.74	3.25	40,303	3.23
3.38-5.06	1,554,909	7.28	4.38	825,690	4.47
5.06-7.59	184,450	8.38	5.79	144,276	5.82
7.59-11.39	968,711	6.55	9.28	694,410	9.47
11.39-17.09	61,575	5.59	13.48	54,994	13.59

	5,535,588	8.30	$3.68	2,188,897	$5.55

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

     Non-employee Option Grants

      Pursuant to the terms of the plans, in 1999 the Company issued 77,500 options to non-employees. The fair market value of the stock options on the grant date was calculated to be $285,000 under the Black-Scholes valuation model. In May 2001, all 77,500 options were cancelled. Compensation expense of $0, $42,000 and $71,000 was recognized for the years ended December 31,2002, 2001 and 2000, respectively for options granted to non-employees in 1999.

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

COMPUTER MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company maintains a management by objectives program under which non-executive employees may receive up to 10% of their base salary as a bonus if certain objectives are met. During 2002, the Company suspended cash payments for bonuses earned under this plan and issued options to purchase common stock at an exercise price of $.00. The number of shares issued to each employee is determined by the amount of their bonus divided by the fair market value of the Company’s common stock on the date of grant. The Company recognized $416,000 in compensation expense for the full fair market value of options granted during 2002 at an exercise price of $0.

      Under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related accounting interpretations.

      Accordingly, no compensation expense has been recognized related to the granting of stock options, except as noted above. If compensation expense related to stock options was determined based upon their grant date fair value consistent with the methodology prescribed under SFAS No. 123 the Company’s net loss and net loss per share would have been increased by $4,828,000 ($.29 per share), $4,839,000 ($.47 per share) and $3,757,000 ($.40 per share) for the years ended December 31, 2002, 2001 and 2000, respectively. The fair market value of the warrants and stock options at the grant date was estimated using the Black-Scholes valuation model with the following weighted average assumptions:

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

COMPUTER MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In February 2002, the Company raised net proceeds of approximately $10,528,000 through the sale of 2,828,865 shares of common stock and the issuance of approximately 1,697,319 warrants to purchase common stock at $5.00 per share, with certain institutional and accredited investors, including Robert W. Duggan, the Company’s Chief Executive Officer and Chairman. The fair market value of these warrants was determined to be $3,590,000 under the Black-Scholes valuation model and was recognized as a direct cost of raising capital. In February $1,395,000 in accounts payable from certain vendors was exchanged for 328,689 shares of common stock. The proceeds from the sale of the Company’s common stock were used to retire approximately $2,359,000 (including the note payable to Mr. Duggan) in debt and the remainder of the proceeds were used to fund working capital needs.

Note 6:     Common Stock Warrants

      The Company has issued warrants to purchase common shares, which are exercisable over periods of up to 7 years from the date of issuance. At December 31, 2002, all outstanding warrants were exercisable. Warrant information is as follows:

	Shares	Weighted Avg
	Under	Exercise
	Warrant	Price

Balance at December 31, 1999	1,308,894	$5.48
Granted	361,533	$9.17
Exercised	(659,482)	$5.18

Balance at December 31, 2000	1,010,945	$6.08
Granted	557,932	$8.12

Balance at December 31, 2001	1,568,877	$6.81
Granted	4,935,115	$2.46
Exercised	(145,153)	$0.00

Balance at December 31, 2002	6,358,839	$3.92

      In 2000, the Company issued 361,533 warrants to current warrant holders as an incentive to exercise their original warrants. The fair market value of the warrants on the grant date was calculated to be $1,362,000 under the Black-Scholes valuation model and was recognized as a dividend to warrant holders.

      In 2001, the Company issued 557,932 warrants to the Company’s Series B Convertible Preferred Stock. The fair market value of these warrants were determined to be $1,536,000 under the Black-Scholes valuation model and was recognized as a dividend to Series B Preferred Stockholders.

      In 2002, the Company issued 3,237,796 warrants to the Company’s Series C Convertible Preferred Stock. The fair market value of these warrants were determined to be $2,507,592 under the Black-Scholes valuation model and was recognized as a dividend to Series C Preferred Stockholders. In addition 1,697,319 warrants were issued in connection with the February 2002 common stock private placement. The fair market value of these warrants were determined to be $3,590,000 under the Black-Scholes valuation model and was recognized as a direct cost of raising capital (See Note 5).

Note 7:     Series B Convertible Preferred Stock

      On February 16, 2001, the Company, sold and issued 10,024 shares of its Series B Convertible Preferred Stock at a purchase price of $1,000 per share for an aggregate amount of $10,024,000 and concurrently therewith issued warrants for the purchase of up to 557,932 shares of the Company’s Common Stock, in a private placement with several investors. $3 million of the proceeds were used to repay the note payable to

COMPUTER MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Robert W. Duggan, the Company’s Chairman and Chief Executive Officer. The Preferred Stock had a three (3) year maturity and was initially convertible into shares of the Company’s common stock at $5.77 per share. The initial conversion price was subject to adjustment on the six (6) month and nine (9) month anniversaries of the closing date of the private placement, whereupon the conversion price reset to the average of the ten (10) lowest closing prices for the Company’s Common Stock as quoted on the National Association of Stock Dealers Automated Quotation (“NASDAQ”) National Market during the twenty (20) consecutive dates immediately prior to each adjustment date if such average is lower than the initial conversion price. Thus, on August 16, 2001, the conversion price was adjusted to $3.863 per share and on November 16, 2001 to $3.906 per share. The conversion price was subsequently lowered to $3.881 per share (due to certain anti-dilution adjustments), which allows the preferred stockholders an additional 845,372 common shares under the agreement. The investors entitled to receive a preferred annual dividend payable in stock at a rate of 4.90%. In addition, the investors were granted five (5) year warrants to purchase an aggregate of approximately 557,932 shares of the Company’s common stock at an exercise price of $8.12 per share. The fair value of the warrants was determined to be $1,536,000 using the Black-Scholes valuation model (see Note 6).

      The Company applied the provisions of EITF 98-5 and EITF 00-27 to account for the issuance of the Series B Convertible Preferred Stock and the resulting reset conversion features. In accordance with EITF 00-27, the initial proceeds were allocated first between the Series B Convertible Preferred Stock and the warrants based upon their respective fair values.

      At the commitment date, the Company performed an analysis to determine if a beneficial conversion feature (“BCF”) existed. It was determined that a BCF existed and the remaining value (of the amount allocated to Series B Convertible Preferred Stock after allocations to the warrants) should be further allocated to the BCF. The amount of the BCF was measured using the effective conversion method consistent with paragraph 5 of EITF 00-27. Consistent with the provisions of paragraph 8 of EITF 98-5, the Company treated the BCF as a dividend and recognized the BCF immediately as the stockholders immediately had the ability to convert the Series B Convertible Preferred Stock.

      Computer Motion accounted for the reset provisions of the conversion price in accordance with EITF 00-27. The Company calculated the amount of the BCF at both the six and nine month reset dates and recorded the amount of the BCF.

      Pursuant to the Registration Rights Agreement entered into by the Company in connection with its private placement of the Series B Convertible Preferred Stock, the Company agreed to use its best efforts to effect the registration of the shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock and the exercise of the warrants (the “Resale Shares”) by May 17, 2001 (the “Effectiveness Deadline”) or be subject to penalties of 2% of the initial purchase price of the Series B Shares for each month delay. The Company filed a registration statement on Form S-3 (File No. 333-58962), which was subject to a lengthy review by the Securities and Exchange Commission (the “SEC”). Due to this extended review process, the registration statement for the Resale Shares was not declared effective until September 24, 2001. Since effectiveness of the registration statement exceeded the Effectiveness Deadline by four months and seven days, the investors were entitled to receive a penalty payment of 8.47% of the face amount of the Series B Convertible Preferred Stock purchased by each investor. The fair value of the penalty shares issued in satisfaction of the penalty payment was $849,000 has been recorded as a direct cost of the Series B Convertible Preferred Stock offering.

      In February 2002 the holders of its Series B Convertible Preferred Stock entered into agreements with the Company whereby they agreed to convert all of their remaining shares into common stock, which included a receiving the present value of the future dividends in stock. Approximately 2,520,000 common shares were issued in connection with the conversion of the Series B Convertible Preferred Stock. These agreements also included the reduction of the Warrant price from $8.12 to $5.00 per share. The present value the dividends,

COMPUTER MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

write off of the unamortized reset provision and warrant price change was determined to be $4,978,000 and was recognized as a dividend in the first quarter of fiscal 2002.

Note 8:     Series C Convertible Preferred Stock

      On October 31, 2002, the Company entered into a Series C Convertible Preferred Stock Purchase Agreement with certain institutional and accredited investors, including Robert W. Duggan, the Company’s Chairman and Chief Executive Officer, whereby the Company agreed to issue and sell 8,797 shares of Series C Convertible Preferred Stock, including 7,726 shares of Series C-1 Convertible Preferred Stock and 1,071 shares of Series C-2 Convertible Preferred Stock, for the aggregate consideration of approximately $12,315,400. The rights, preferences and privileges of the Series C-1 and Series C-2 Convertible Preferred Stock are identical except that the Company has the option to pay dividends on the Series C-1 Convertible Preferred Stock in either cash or shares of the Company’s common stock, but must pay the dividends on the Series C-2 Convertible Preferred Stock in cash. As part of the financing, the Company agreed to issue one series of warrants to purchase an aggregate of 1,759,345 shares of Computer Motion common stock at an initial exercise price of $1.80 per share and another series of warrants to purchase 1,759,345 shares of Computer Motion’s common stock at an initial exercise price of $2.20 per share.

      Of the 7,726 shares of Series C-1 Convertible Preferred Stock, the Company sold 6,298 shares on October 31, 2003, and, subject to and following receipt of stockholder approval, agreed to sell approximately 1,428 shares of Series C-1 Convertible Preferred Stock to Robert Duggan or his designees. On January 27, 2003, the Company’s stockholders approved the purchase and sale of such shares for an aggregate of approximately $1,999,200, approximately $999,600 of which was paid on January 27, 2003, through the cancellation of outstanding principal and accrued and unpaid interest on a promissory note executed by Mr. Duggan in favor of the Company in September 2002, and the other $999,600 of which was paid in cash and some remaining interest on the promissory note by Mr. Duggan and his designees on March 4, 2003. Of the 1,428 shares of Series C Convertible Preferred Stock Mr. Duggan acquired 1,078 shares and Mr. Duggan’s designees acquired 350 shares.

      On November 19, 2002, the Company closed the sale of 1,071 shares of Series C-2 Convertible Preferred Stock in consideration of cash in the amount of $1,499,000.

      At December 31, 2002, the fair value of the warrants issued, exclusive of the warrants allocated to the 1,428 shares of the Series C Convertible Preferred Stock acquired by Mr. Duggan and his designees subsequent to December 31, 2002, was $2,507,000. The fair value of the beneficial conversion feature of the shares of the Series C Convertible Preferred Stock as of December 31, 2002, was $3,244,000. At December 31, 2002, the accrued dividends payable were $179,000.

      The Company applied the provisions of EITF 98-5 and EITF 00-27 to account for the issuance of the convertible preferred stock and the measurement of the BCF. In accordance with EITF 00-27, the initial proceeds were allocated first between the Series C Convertible Preferred Stock and the warrants based upon their respective fair values.

      At the commitment date the Company performed an analysis to determine if a BCF existed. It was determined that a BCF existed and the remaining value (of the amount allocated to Series C Convertible Preferred Stock after allocations to the warrants) should be further allocated to the BCF. The amount of the BCF was measured using the effective conversion rate consistent with paragraph 5 of EITF 0027. The effective conversion price was determined by dividing the proceeds allocated to the Series C Convertible Preferred Stock based on relative fair values by the number of shares that would be received upon conversion.

      Consistent with the provisions of paragraph 8 of EITF 09-5, the Company treated the BCF as a dividend and recognized the BCF immediately as the stockholders immediately had the ability to convert the Series C Convertible Preferred Stock.

COMPUTER MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 6, all shares of Series C Convertible Preferred Stock agreed to exchange their shares for newly issued shares of Series D Convertible Preferred Stock. The terms of the Series D Convertible Preferred Stock eliminated certain provisions that were contained in the terms of the Series C Convertible Preferred Stock that could have restricted the ability of the Company to enter into the merger agreement with Intuitive Surgical.

      As set forth in the purchase agreement signed in connection with the Series C Financing, Mr. Duggan (or his affiliates or designees) agreed to purchase an aggregate amount of Series C Convertible Preferred Stock totaling $1,999,200, $999,600 of which was paid by the conversion of an outstanding promissory note from the Company to Mr. Duggan. Following the receipt of shareholder approval on January 27, 2003, Mr. Duggan and his designees purchased an additional $999,600 of Series C Convertible Preferred Stock.

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

      In accordance with the Certificate of Designations, in the event the Company proposes to enter into a Change of Control Transaction (as defined below) and if not previously converted, the holders of shares of Series C Convertible Preferred Stock may elect to convert such shares of Series C Convertible Preferred Stock into a number of common shares equal to 135% of the amount into which such shares of Series C Convertible Preferred Stock would otherwise be convertible.

      A “Change of Control Transaction” means, (i) the sale, conveyance or disposition of all or substantially all of the assets of the Company, (ii) a consolidation or merger of the Company with or into any other “Person” (as defined in the Exchange Act) (whether or not the Company is the surviving Person, but other than a consolidation or merger in which the surviving corporation (x) is listed on the NASDAQ National Market, the New York Stock Exchange or the American Stock Exchange and (y) the value of the consideration to be paid to the stockholders of the Company is at least $1.40 per share of Common Stock (as adjusted for stock dividends, stock splits or recapitalizations)), or (iii) any Person or any “group” (as such term is used in Section 13(d) of the Exchange Act), becomes the beneficial owner or is deemed to beneficially own (as described in Rule 13d-3 under the Exchange Act without regard to the 60-day exercise period) in excess of 50% of the Company’s voting power of the capital stock of the Company normally entitled to vote in the election of directors of the Company (other than (A) any Person or any such group that held such voting power as of the Initial Issuance Date or (B) any group that holds such voting power subsequent to the Initial Issuance Date, provided that the Persons that constitute such group include the Person or a majority of the members of, and at least 50% of the voting power held by, a group referenced in the foregoing clause (A)).

      The terms of the Series C Convertible Preferred Stock provided that a consolidation or merger of the Company with or into any other corporation or corporations, or a sale of all or substantially all of the assets of the Company shall not, however, be deemed to be a liquidation, dissolution or winding up. Therefore, in the event of a change-in-control there is not a deemed liquidation. The Company has considered all of the facts and circumstances and concluded that the proper classification of the Series C Convertible Preferred Stock is permanent equity in accordance with EITF D-98.

      On March 6, 2003, the Company entered into a Stock Exchange Agreement (the “Exchange Agreement”) with all of the holders of outstanding shares of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock pursuant to which such holders agreed to exchange their Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock for a like number of shares of the Series D-1 Convertible Preferred Stock and Series D-2 Convertible Preferred Stock. The shares of the Series D

COMPUTER MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Preferred Stock will convert into shares of common stock immediately prior to the consummation of the merger described above. Pursuant to the terms of the Exchange Agreement, in the event the Company does not consummate the merger by September 30, 2003, the Company will file its Certificate of Designations Setting Forth the Preferences, Rights and Limitations of the Series E Convertible Preferred Stock with the Secretary of State of Delaware, and, thereupon outstanding shares of Series D-1 Convertible Preferred Stock and Series D-2 Convertible Preferred Stock will be exchanged for share of a like number of Series E-1 Convertible Preferred Stock and Series E-2 Convertible Preferred Stock. As an inducement to the holders of shares of Series C Convertible Preferred Stock to enter into the Exchange Agreement, the Company has agreed to lower the exercise price of all outstanding Series C-1 warrants and Series C-2 warrants to $1.50 per share, provided that such holders exercise such warrants prior to 10 days following the mailing of a proxy statement relating to the Company’s meeting of stockholders to approve the merger.

Note 9:     Income Tax Provision

      Income tax for all years presented consists of the minimum state income and franchise taxes. Net deferred income tax assets at December 31, 2002, 2001 and 2000 consisted of the following:

	2002	2001	2000

Allowance for doubtful accounts	$311,000	$507,000	$1,038,000
Accrued liabilities	2,507,000	955,000	685,000
Depreciation and amortization	658,000	708,000	477,000
Net operating loss carryforwards	28,008,000	22,877,000	17,991,000
Tax credits	3,727,000	3,790,000	2,677,000
Capitalized research and development costs	3,700,000	3,122,000	2,343,000
Other	355,000	377,000	263,000

Total deferred income tax asset	39,266,000	32,336,000	25,474,000
Valuation reserve	(39,266,000)	(32,336,000)	(25,474,000)

Net deferred income tax asset	$—	$—	$—

      The income tax provision reconciles to the amount computed by applying the federal statutory rate to loss before income taxes as follows:

	2002	2001	2000

Expected federal benefit	$(7,191,000)	$(5,580,000)	$(5,559,000)
State income taxes, net of federal income tax effect	30,000	20,000	24,000
Tax benefits not recognized	7,191,000	5,580,000	5,559,000

Income tax provision	$30,000	$20,000	$24,000

      At December 31, 2002, the Company had federal and state net operating loss (NOL) carryforwards of approximately $78,718,000 and $14,074,000 respectively, and research and development tax credit carryforwards of approximately $4,854,000. The federal tax credit and NOL carryforwards expire between 15 and 20 years from the year of loss and are restricted if significant changes in ownership occur. The state NOL carryforwards expire between 5 and 10 years from the year of loss. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event of significant changes in ownership interests. The Company does not believe that ownership changes to date have had an impact on its ability to utilize these carryforwards. There can be no assurance that ownership changes, including the potential merger as discussed in Note 16, will not significantly limit the Company’s ability to use existing or future net operating loss or tax credit carryforwards.

COMPUTER MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 10:     Financial Instruments and Off-balance Sheet Risk

      Financial Instruments. Marketable securities consist of bank certificates of deposit, commercial paper and corporate bonds, all of which by policy must mature within 360 days. Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” all marketable securities are classified as held to maturity and are carried at amortized cost which closely approximates fair market value. Interest income earned totaled $62,000, $91,000 and $140,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      The Company’s investment portfolios consist of money market accounts of $2,606,000 and $987,000 at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, cash of $98,000 and $80,000, respectively was restricted and pledged as collateral for various letters of credit.

      Concentration of Risk. Trade accounts receivable and certain marketable securities are financial instruments, which may subject the Company to concentration of credit risk. Although the Company does not anticipate collection problems with its receivables, payment is contingent to a certain extent upon the economic condition of the hospitals, which purchase the Company’s products. The credit risk associated with receivables is limited due to the dispersion of the receivables over a number of customers in a number of geographic areas. The Company monitors credit worthiness of its customers to which it grants credit terms in the normal course of business. Marketable securities are placed with high credit qualified financial institutions and Company policy limits the credit exposure to any one financial instrument; therefore, credit loss is reduced. At December 31, 2002, the Company had $2,505,000 cash in excess of Federal Deposit Insurance Corporation (FDIC) insurance coverage.

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

Note 11:     Note Payable to Stockholder

      During the year ended December 31, 2002, the Company received a bridge loan advance in the aggregate amount of $1,000,000 from Robert W. Duggan, the Company’s Chairman and Chief Executive Officer. Interest accrues at 12% per annum on this loan. Upon stockholder approval, in January 2003, $999,600 of the note was converted into shares of the Company’s Series C Convertible Preferred Stock (See Note 16).

Note 12:     Commitments and Contingencies

      Leases. Rent expense for the years ended December 31, 2002, 2001 and 2000 was $1,076,000, $1,043,000 and $891,000, respectively. As of December 31, 2002, the Company had the following minimum

COMPUTER MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease payments for certain facilities and equipment under operating leases: 2003-$1,032,000; 2004-$1,013,000; 2005-$766,000; 2006-$751,000 and thereafter $273,000.

      Contingencies. The Company is involved in various claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of all such matters will not have a material effect on the accompanying financial position or operating results.

      On May 10, 2000, the Company filed a lawsuit in United States District Court alleging that Intuitive Surgical’s da Vinci surgical robot system infringes on its United States Patent Nos. 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664, and 5,855,583. Subsequently, Computer Motion’s complaint was amended to add allegations that Intuitive’s da Vinci surgical robot infringed three additional Computer Motion patents, United States Patent Nos. 6,244,809, 6,102,850 and 6,063,095. These patents concern methods and devices for conducting various aspects of robotic surgery. Intuitive has served an Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. Discovery is still underway. The parties have filed cross motions for summary judgment on the issue of patent infringement relating to the ’664, ’809, and ’850. The Court recently granted Intuitive’s motion for summary judgment of non-infringement relating to the ’850 patent. The Court also recently granted our motion for partial summary judgment relating to the ’809 patent. The Court has not ruled on any of the remaining motions at this time. Pursuant to the merger agreement with Intuitive, Computer Motion and Intuitive filed on March 10, 2003, stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

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

COMPUTER MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 30, 2001, Intuitive and IBM Corporation filed suit alleging that the Company’s AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984, which was issued on March 13, 2001. The complaint seeks damages, a permanent injunction, and costs and attorneys fees. Each of the asserted claims is limited to a surgical system employing voice recognition for control of a surgical instrument and literally read on Computer Motion’s current AESOP product and Computer Motion’s ZEUS and HERMES products to the extent they are used with AESOP. A jury trial has been held on the issues of patent invalidity due to lack of enablement and failure to disclose the best mode in addition to damages. The Company’s defense of unenforceability due to prosecution laches was tried before the District Court Judge. The jury returned a verdict finding IBM’s United States Patent No. 6,201,984 valid, and finding Intuitive was damaged in an amount of $4.4 million. At December 31, 2002, the Company recorded a $4.4 million litigation provision for this related jury verdict that was recorded within the litigation provision within the accompanying consolidated statements of operations and comprehensive income (loss). In addition, the litigation provision included in the accompanying consolidated statements of operations and comprehensive income (loss) includes legal expenses incurred during the three years ended December 31, 2002. Prior to the jury’s verdict, the court ruled that the Company had not “willfully” infringed the patent. On December 10, 2002, the Court rendered an adverse decision on our prosecution laches defense and on December 11, 2002, issued a judgment in Intuitive’s and IBM’s favor based upon the earlier jury verdict and the Court’s December 10, 2002 ruling. The case has entered the post-trial phase during which we will be seeking judicial review of the jury’s verdict and the Court’s December 10, 2002 ruling. Pursuant to the merger agreement with Intuitive, Computer Motion and Intuitive filed on March 10, 2003, stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

      The Company believes that all of its major product lines could be affected by this litigation. The patents subject to this litigation are an integral part of the technology incorporated in the Company’s AESOP, ZEUS and HERMES product lines which together accounted for approximately 76% of its revenues for the year ended December 31, 2002. If the stay is lifted and the Company loses the suit brought by Intuitive and IBM or loses any patent infringement suit refiled by Brookhill-Wilk v. Intuitive Surgical, Inc., the Company may be prevented from selling its products as currently configured without first obtaining a license to the disputed technology from the successful party or modifying the product. Obtaining a license could be expensive, or could require that the Company license to the successful party some of its own proprietary technology, either of which result could seriously harm the Company’s business. In the event that a successful party is unwilling to grant the Company a license, the Company will be required to stop selling its products that are found to infringe the successful party’s patents unless the Company can redesign them so they do not infringe these patents, which the Company may be unable to do. Whether or not the Company is successful in these lawsuits, the litigation could consume substantial amounts of the Company’s financial and managerial resources. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of the Company’s confidential information could be compromised by disclosure during the discovery process.

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

COMPUTER MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recognized revenues from sales to third party institutions of $933,000, $2,179,000 and $1,379,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 14:     Profit Sharing Plan

      The Company’s defined contribution profit sharing plan (the “Plan”) includes features under Section 401(k) of the Internal Revenue code. All employees are eligible to participate in the Plan after meeting certain minimum service requirements. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service limitations. Employer contributions to the Plan were $62,000, $66,000 and $69,000 for the years ending December 31, 2002, 2001 and 2000, respectively.

Note 15:     Segments of Business

      The Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-making group, as defined under SFAS 131 is the Executive Staff. To date, the Executive Staff has viewed the Company’s operations as principally one market: proprietary robotic and computerized surgical systems for the medical device industry. Sales by product lines within this segment are as follows:

	For the Years Ended December 31,

	2002	2001	2000

ZEUS robotic and surgical systems	$7,127	$9,226	$11,382
AESOP robotic and surgical systems	6,420	8,295	5,596
HERMES voice control center	4,706	4,078	2,140
Socrates telementoring systems	1,162	832	—
Grant Revenue	450	44	—
Development revenue		765	929
Recurring revenue	4,246	2,291	1,685

	$24,111	$25,531	$21,732

      Export sales are made by the United States operations to the following geographic locations:

	For the Years Ended December 31,

	2002	2001	2000

Canada	$1,734	$385	$260
Europe and the Middle East	2,240	7,156	3,986
Asia	1,927	2,622	4,802
South America	459	110	242

	$6,360	$10,217	$9,290
	26%	40%	43%

      The relative impact of foreign currency fluctuations on export sales is not significant as product-pricing and cash payments are generally based on the U.S. dollar.

COMPUTER MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16:     Subsequent Events

      On January 27, 2003 the Company received stockholder approval to convert $999,600 of the outstanding promissory note from the Company to Robert W. Duggan, the Company’s Chairman and Chief Executive Officer, into shares of the Company’s Series C Convertible Preferred Stock. On January 29, 2003 the Company issued 714 shares of Series C Convertible Preferred Stock in exchange for the note. In addition, the stockholders approved the purchase of an additional $999,200 of Series C Convertible Preferred Stock by Mr. Duggan, or his designees, which was received in March 2003.

      On February 13, 2003, the Company entered into a Loan and Security Agreement with Agility Capital, LLC, for a short-term bridge loan in the aggregate principal amount of $2,300,000. In connection with the bridge loan, the Company issued a warrant to purchase up to an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $.97 per share. The Company valued the warrants using the Black-Scholes option pricing model. The fair value of the warrants was recorded as a debt issuance cost and was recorded as deferred interest expense and additional paid-in capital in accordance with APB 14. The deferred interest expense is being amortized to interest expense over the life of the loan.

      On March 7, 2003, the Company entered into an Agreement and Plan of Merger with Intuitive Surgical, Inc. At the effective time of the merger, Intuitive Merger Corporation, Inc., formerly known as Iron Acquisition corporation, a newly formed subsidiary of Intuitive Surgical, Inc., will be merged with and into Computer Motion, Inc., with Computer Motion, Inc. surviving the merger and continuing as a wholly owned subsidiary of Intuitive Surgical. Upon completion of the merger, each share of Computer Motion common stock will be converted into the right to receive a fraction of a share of Intuitive Surgical common stock. The fraction of a share of Intuitive Surgical common stock to be issued with respect to each share of Computer Motion common stock will be determined by a formula described in the merger agreement. Based on the capitalization of Intuitive Surgical and Computer Motion and the market price of Computer Motion common stock as of the date of this report and assuming that the merger is completed on June 20, 2003, we estimate that the exchange ratio will be approximately 0.52. The exchange ratio will be adjusted proportionately in the event that the proposed reverse split of Intuitive Surgical’s common stock is approved by Intuitive Surgical’s stockholders and implemented by Intuitive Surgical’s board of directors.

      The final exchange ratio will be calculated based on the total number of fully diluted shares outstanding for Intuitive Surgical and Computer Motion immediately prior to the effective time of the merger. The number of Computer Motion’s fully diluted shares will vary based on the number of shares of Computer Motion common stock into which Computer Motion’s Series D Convertible Preferred Stock will be convertible and the number of shares of Computer Motion common stock which may be issued to pay accrued dividends on the Series D Convertible Preferred Stock upon conversion. All shares of Computer Motion Series D Convertible Preferred Stock will convert into shares of Computer Motion common stock immediately prior to the effective time of the merger. Under the terms of the Series D Convertible Preferred Stock, in the event that the average of the closing bid prices of Computer Motion’s common stock for the 20 consecutive trading days ending 15 days prior to the Computer Motion special meeting is below $1.86 per share, the conversion ratio for Computer Motion’s Series D Convertible Preferred Stock could increase. As a result, the exchange ratio in the merger may decrease and, therefore, Computer Motion common stockholders would receive a lesser number of Intuitive Surgical shares, and Computer Motion preferred stockholders would receive a greater number of Intuitive Surgical shares, in the merger. After June 9, 2003, stockholders may visit Intuitive Surgical’s website, www.intuitivesurgical.com, or Computer Motion’s website, www.computermotion.com, for announcements regarding the exchange ratio. Computer Motion stockholders will receive cash in lieu of any fractional shares of Intuitive Surgical common stock.

      In connection with the proposed merger, Computer Motion and Intuitive Surgical have entered into a Loan and Security Agreement, under which Intuitive Surgical has agreed to provide a short-term secured bridge loan of up to $7.3 million. The loan will terminate and all outstanding amounts will become due and

COMPUTER MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payable 120 days following termination of the merger agreement (the “Maturity Date”). Interest on the loan will accrue at a rate of 8% per annum and will be payable on the Maturity Date.

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

      On March 6, 2003, the Company entered into a Stock Exchange Agreement (the “Exchange Agreement”) with all of the holders of outstanding shares of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock pursuant to which such holders agreed to exchange their Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock for a like number of shares of the Series D-1 Convertible Preferred Stock and Series D-2 Convertible Preferred Stock. The shares of the Series D Convertible Preferred Stock will convert into shares of common stock immediately prior to the consummation of the merger described above. Pursuant to the terms of the Exchange Agreement, in the event the Company does not consummate the merger by September 30, 2003, the Company will file its Certificate of Designations Setting Forth the Preferences, Rights and Limitations of the Series E Convertible Preferred Stock with the Secretary of State of Delaware, and, thereupon outstanding shares of Series D-1 Convertible Preferred Stock and Series D-2 Convertible Preferred Stock will be exchanged for share of a like number of Series E-1 Convertible Preferred Stock and Series E-2 Convertible Preferred Stock. As an inducement to the holders of shares of Series C Convertible Preferred Stock to enter into the Exchange Agreement, the Company has agreed to lower the exercise price of all outstanding Series C-1 warrants and Series C-2 warrants to $1.50 per share, provided that such holders exercise such warrants prior to 10 days following the mailing of a proxy statement relating to the Company’s meeting of stockholders to approve the merger. The Company accounted for the reduction of the exercise price as a significant modification and a new measurement date. The Company valued the warrants using the option pricing model as of March 6, 2003, the date of the repricing, noting that the fair value was less than the original value of the warrants as calculated on the issuance date during the fourth quarter of 2002. As such, no additional expense was recorded for the warrants as of the date of the conversion.

COMPUTER MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17:     Quarterly Financial Data (Unaudited)

      Quarterly data for the year’s ended December 31, 2002, 2001 and 2000, respectively was as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(A)

Year ending December 31, 2002
Revenue	$5,691,000	$5,064,000	$4,534,000	$8,822,000
Gross profit	$3,046,000	$2,847,000	$2,537,000	$5,821,000
Net loss	$(4,458,000)	$(4,934,000)	$(5,526,000)	$(6,233,000)
Loss per share	$(0.65)	$(0.29)	(0.32)	(0.70)
Year ending December 31, 2001
Revenue	$5,716,000	$4,003,000	$7,158,000	$8,654,000
Gross profit	$3,276,000	$2,121,000	$4,219,000	$5,328,000
Net loss	$(4,200,000)	$(5,300,000)	$(2,937,000)	$(3,976,000)
Loss per share	$(0.65)	$(0.53)	$(0.31)	$(0.43)
Year ending December 31, 2000
Revenue	$1,368,000	$5,962,000	$6,211,000	$8,191,000
Gross profit	$679,000	$3,580,000	$3,666,000	$5,230,000
Net loss	$(5,019,000)	$(3,609,000)	$(3,597,000)	$(4,124,000)
Loss per share	$(0.57)	$(0.41)	$(0.52)	$(0.41)

(A)	In the fourth quarter 2002 the Company recorded a $4,400,000 litigation provision for the Intuitive suit (see Note 12), along with actual litigation expenses of $599,000.

COMPUTER MOTION, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance At			Balance At
	Beginning			End Of
Allowance for Doubtful Accounts	Of Period	Additions(1)	Deductions	Period

Year ended December 31, 2002	$807,000	$284,000	$930,000	$161,000
Year ended December 31, 2001	$1,374,000	$250,000	$817,000	$807,000
Year ended December 31, 2000	$1,203,000	$931,000	$760,000	$1,374,000

	Balance At			Balance At
	Beginning			End Of
Allowance for Sales Returns	Of Period	Additions(2)	Deductions	Period

Year ended December 31, 2002	$377,000	$306,000	$63,000	$620,000
Year ended December 31, 2001	$1,048,000	$169,000	$840,000	$377,000
Year ended December 31, 2000	$25,000	$1,033,000	$10,000	$1,048,000

(1)	This is charged to bad debt expense

(2)	This is recorded as a reduction to revenue

EXHIBIT INDEX

Exhibit No.	Description

16.1	Letter of Arthur Andersen LLP
21.1	Subsidiaries of Computer Motion, Inc.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
23.2	Notice Regarding Consent of Arthur Andersen LLP
99.1	Certification of Robert W. Duggan, the Company’s Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Larry Redfern, the Company’s Chief Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.