Form 10-Q
period 2003-03-31
COMPUTER MOTION INC
filed 2003-05-15
CIK 906829

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File Number 000-22755

COMPUTER MOTION, INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0458805

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

130-B Cremona Drive
Goleta, CA 93117

(Address of principal executive offices)

(805) 968-9600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark if the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [x]

The number of shares of the Registrant’s Common Stock, $.001 par value, as of May 12, 2003 was 21,405,128 shares.

COMPUTER MOTION, INC.
INDEX TO FORM 10-Q
QUARTER ENDED MARCH 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMPUTER MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenue	$7,011	$5,691
Cost of revenue	2,740	2,645

Gross profit	4,271	3,046

Gross profit %	61%	54%
Research & development expense	2,701	2,652
Selling, general & administrative expense	5,693	4,525
Merger expense	544	—
Litigation provision	3,039	291

Total operating expense	11,977	7,468

Loss from operations	(7,706)	(4,422)
Interest income	6	12
Interest expense	(132)	(13)
Foreign currency translation loss	(28)	(27)
Other expense	(4)	(2)

Total other income/(expense)	(158)	(30)

Loss before income tax provision	(7,864)	(4,452)
Income tax provision	10	6

Net loss	(7,874)	(4,458)
Dividend to Series B preferred stockholders	—	4,978
Dividend to Series C / D preferred stockholders	1,375	—

Net loss available to common stockholders	$(9,249)	$(9,436)

Weighted average common shares outstanding used to compute net loss per share — basic and diluted	17,694	14,467

Net loss per share — basic and diluted	$(0.52)	$(0.65)

See accompanying notes to condensed consolidated financial statements

COMPUTER MOTION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	March 31,	December 31,
	2003	2002 (1)

ASSETS
Current assets:
Cash and cash equivalents	$1,269	$2,606
Restricted cash	2,298	98
Accounts receivable, net of allowance for doubtful accounts and returns of $1,326 at March 31, 2003 and $781 at December 31, 2002	8,665	6,786
Inventories	7,174	5,866
Other current assets	1,036	1,471

Total current assets	20,442	16,827
Property and equipment:
Furniture and fixtures	1,899	1,896
Computer equipment	3,128	3,050
Machinery and equipment; (including demo equipment)	7,994	7,419
Accumulated depreciation	(8,141)	(7,398)

Property and equipment, net	4,880	4,967
Other assets	54	56

Total assets	$25,376	$21,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable to stockholder	$—	$1,000
Bridge loan payable	2,300	—
Accounts payable	9,069	3,541
Accrued expenses	8,340	7,953
Deferred revenue	2,649	2,461

Total current liabilities	22,358	14,955
Deferred revenue	1,057	1,226
Other liabilities	—	18

Total liabilities	23,415	16,199

Series D convertible preferred stock, $.001 par value authorized 10,750 shares, outstanding at 3/31/03 - 8,798 shares	12,755	—

Stockholders’ equity:
Series C convertible preferred stock, $.001 par value authorized 10,750 shares, authorized 10,500 shares, outstanding 3/31/03 - 0 ; 12/31/02 - 6,299 shares	$—	$9,017
Series C convertible preferred stock, 1,071 shares subscribed at 12/31/02	—	1,499
Common stock, $.001 par value, authorized - 50,000 shares; Outstanding 3/31/03 - 19,221; 12/31/2002 - 17,627 shares	19	18
Additional paid-in capital	115,401	112,157
Deferred compensation	(257)	(262)
Accumulated deficit	(125,923)	(116,674)
Other comprehensive loss	(34)	(104)

Total stockholders’ equity	(10,794)	5,651

Total liabilities & stockholders’ equity	$25,376	$21,850

(1)	Derived from audited financial statements as of December 31, 2002

See accompanying notes to condensed consolidated financial statements

COMPUTER MOTION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash Flows from Operating Activities:
Net loss	$(7,874)	$(4,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	748	511
Provision for Doubtful Accounts	100	—
Common stock issued for services	—	1,395
Amortization of Deferred Compensation	5	44
Unexercised MBO Options	34	—
Decrease (Increase) in:
Accounts receivable	(1,979)	779
Inventories	(1,308)	295
Prepaid expenses	435	(160)
Increase (Decrease) in:
Accounts payable	5,528	(2,974)
Accrued expenses	387	(92)
Other liabilities	—	(12)
Deferred revenue	19	(233)

Net cash used in operating activities	(3,905)	(4,905)
Cash Flows from Investing Activities:
Purchase of property and equipment	(659)	(212)

Net cash used in investing activities	(659)	(212)
Cash Flows from Financing Activities:
Proceeds from bridge loan	2,300	—
Payment of dividend	(21)	—
Repayment of note payable to stockholder	—	(900)
Proceeds from note payable—Accounts receivable financing	—	133
Proceeds from preferred stock issuance, net of expenses	861	—
Proceeds from common stock issued and warrants exercised, net of repurchases	2,101	10,527
Proceeds from common stock — Societe Generale (Equity Line)	—	508
Proceeds from common stock — ESPP plan	44	61
Proceeds from exercise of stock options	90	60
Comprehensive loss and other	52	227

Net cash provided by financing activities	5,427	10,616

Net increase in cash, cash equivalents and restricted cash	863	5,499
Cash, cash equivalents and restricted cash at beginning of period	2,704	1,067

Cash, cash equivalents and restricted cash at end of period	$3,567	$6,566

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

     The operating results of the interim periods presented are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2003 or for any other interim period. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission (“SEC”) on May 12, 2003. As shown in the accompanying consolidated financial statements, the Company continues to incur losses and negative cash flows from operations. At March 31, 2003, the Company had cash and cash equivalents of approximately $3.6 million. The Company is currently consuming cash at a rate of approximately $1.5 million per month. The combination of these factors raises substantial doubt about the Company’s ability to continue as a going concern. Management believes that it will be unable to fund its operations for the next twelve months with its current cash and cash equivalents. Management’s plans in regard to these items include the following: Obtain cash proceeds under the working capital line of credit with Intuitive Surgical, Inc. (“Intuitive Surgical”) dated March 6, 2003 (see Note 5); and obtain cash proceeds from the exercise of the Company’s Series C Convertible Preferred Stock and other warrants. These plans are intended to enable the Company to continue its operations through March 31, 2004. The Company’s need for additional financing will depend upon numerous factors, including, but not limited to, the progress and scope of ongoing research and development projects, the costs of training physicians to become proficient in the use of the Company’s products and procedures, the ability to obtain required FDA approvals, the ability to successfully defend itself in any current or future patent litigation and the ability of the Company’s customers to obtain medical reimbursement from third party payors.

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

     The Company recognizes revenue from the sale of products to end-users, including supplies and accessories, once shipment has occurred, as the Company’s general terms are FOB shipping point. In those few cases where the customers’ terms are FOB destination, revenue is not recognized until the Company receives a signed delivery and acceptance certificate, and all of the conditions of SAB 101 as identified above have been met. Revenue is recognized from the performance of services as the services are performed.

     The Company recognizes revenue from the sale of products to distributors, including supplies and accessories, once shipment has occurred and all of the conditions of SAB 101 have been met. The Company’s distributors do not have rights of return or cancellation. Revenue from distributors, which does not meet all of the requirements of SAB 101, is deferred and recognized upon the sale of the product to the end user.

     Revenues from product sales to financing institutions are not recognized by the Company until a purchase order is received, the product has been shipped and the funding by the financing institution has been approved. The Company recognized revenues from sales to third party financing institutions of $163,000 and $233,000 for the quarters ended March 31, 2003 and 2002, respectively.

     Revenues for transactions that include multiple elements such as systems, training, product warranties, instruments, accessory kits and service contracts are allocated to each element based on its relative fair value (or in the absence of fair value, the residual method) and recognized when the revenue recognition criteria have been met for each element. The Company recognizes revenue for delivered elements only when the following criteria are satisfied: (1) undelivered elements are not essential to the functionality of delivered elements, (2) uncertainties regarding customer acceptance are resolved and (3) the fair value for all undelivered elements is known. The Company defers revenue from the sale of extended warranties, product upgrades and other contractual items and recognizes them over the life of the contract, when service is performed or upon shipment to the customer, as applicable. The value allocated to elements in a multiple element arrangement is based on objective evidence of relative fair value of each element.

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

     The net loss per share for the quarter ended March 31, 2003 has been adjusted to include the present value of the dividends paid on the shares of the Company’s Series C (D) Convertible Preferred Stock of $260,000, the write off of the beneficial conversion feature of such shares of $629,000 and the present value of warrants issued in conjunction with these shares of $486,000. The Company is required to recognize these items as a dividend in the net loss computation for loss per share.

	Three Months Ended March 31,
	(Amounts in thousands, except per share amounts)
	(unaudited)

	2003		2002

	Amount	Per share	Amount	Per share

Unaudited per share data — basic and diluted:
Net Loss and net loss per share — (Unaudited)	$(7,874)	$(0.45)	$(4,458)	$(0.31)
Present Value of dividend on the Series B Convertible Preferred Stock	—	—	(1,193)	(0.08)
Beneficial Conversion feature of the Series B Convertible Preferred Stock	—	—	(3,785)	(0.26)
Dividend on Series C / D Convertible Preferred Stock	(260)	(0.01)	—	—
Beneficial Conversion feature of the Series C Convertible Preferred Stock	(629)	(0.03)	—	—
Present Value of Warrants on Series C Convertible Preferred Stock	(486)	(0.03)	—	—

Net loss available to common stockholders and net loss per share	$(9,249)	$(0.52)	$(9,436)	$(0.65)

Note 3. Inventories

     Inventories, which include materials, labor and overhead, are stated at the lower of cost or market. The Company uses the first-in, first-out (FIFO) method to value inventories. The components of inventories are as follows:

	(Amounts in thousands)
	March 31,	December 31,
	2003	2002

Raw materials	$4,486	$3,531
Work in process	760	900
Finished goods	1,928	1,435

Total inventories	$7,174	$5,866

Note 4. Employee Option Plans

     The Company’s employee stock purchase savings plan allows participating employees to purchase, through payroll deductions, shares of common stock at 85% of the fair market value at specified dates. Under the terms of the plan, 400,000 shares of common stock have been reserved for purchase by plan participants. Purchases are made bi-annually on January 1 and July 1 for the previous six-month period.

     The Company maintains a management by objectives program under which non-executive employees may receive up to 10% of their base salary as a bonus if certain objectives are met. During 2002, the Company suspended cash payments for bonuses earned under this plan and issued options to purchase common stock at an exercise price of $.00. The number of shares issued to each employee is determined by the amount of their bonus divided by the fair market value of the Company’s common stock on the date of grant. The Company recognized $125,000 in compensation expense for the full fair market value of options granted during the quarter ended March 31, 2003.

     Under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related accounting interpretations.

     Accordingly, no compensation expense has been recognized related to the granting of stock options, except as noted above. If compensation expense related to stock options was determined based upon their grant date fair value consistent with the methodology prescribed under SFAS No. 123 the Company’s net loss and net loss per share would have been increased by $1,060,000 ($.06 per share), and $1,143,000 ($.08 per share) for the quarters ended March 31, 2003 and 2002, respectively. The fair market value of the warrants and stock options at the grant date was estimated using the Black-Scholes valuation model with the following weighted average assumptions:

	Q1 '03	Q1 '02

Expected life (years)	7.0	7.0
Interest rate	3.5%	3.8%
Volatility	214.0%	185.0%
Dividend yield	0.0%	0.0%

Note 5. Loan and Security Agreements

     On February 13, 2003, the Company entered into a Loan and Security Agreement with Agility Capital, LLC, for a short-term bridge loan in the aggregate principal amount of $2,300,000. Interest on the loan will accrue at a rate of 9% per annum and is payable monthly. In connection with the bridge loan, the Company issued a warrant to purchase up to an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $.97 per share. The Company valued the warrants using the Black-Scholes option pricing model. The fair value of the warrants was recorded as a debt issuance cost and was recorded as deferred interest expense and additional paid-in capital in accordance with APB 14. The deferred interest expense is being amortized to interest expense over the life of the loan.

     In connection with the proposed merger involving Intuitive Surgical (see Note 10), Computer Motion and Intuitive Surgical have entered into a Loan and Security Agreement, under which Intuitive Surgical has agreed to provide a short-term secured bridge loan of up to $7.3 million. The loan will terminate and all outstanding amounts will become due and payable 120 days following termination of the merger agreement (the “Maturity Date”). Under the terms of the Loan and Security Agreement, the Company is required to pay off the Loan and Security Agreement with Agility Capital, LLC, with its initial borrowings. Interest on the loan will accrue at a rate of 8% per annum and will be payable on the Maturity Date. At March 31, 2003 no funds had been borrowed against this secured bridge loan.

Note 6. Series D Convertible Preferred Stock

     As set forth in the purchase agreement signed in connection with the Series C Financing, Mr. Duggan (or his affiliates or designees) agreed to purchase an aggregate amount of Series C stock totaling $1,999,200, $999,600 of which was paid by the conversion of an outstanding promissory note from the Company to Mr. Duggan. Following the receipt of stockholder approval on January 27, 2003, Mr. Duggan and his designees purchased an additional $999,600 of Series C Convertible Preferred Stock.

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

     On March 6, 2003, all holders of Series C Convertible Preferred Stock agreed to exchange their shares for newly issued shares of Series D Convertible Preferred Stock. The terms of the Series D Convertible Preferred Stock eliminated certain provisions that were contained in the terms of the Series C Convertible Preferred Stock that could have restricted the ability of the Company to enter into the merger agreement with Intuitive Surgical. The shares of the Series D Convertible Preferred Stock will convert into shares of common stock immediately prior to the consummation of the merger described above. Pursuant to the terms of the Exchange Agreement, in the event the Company does not consummate the merger by September 30, 2003, the Company will file its Certificate of Designations Setting Forth the Preferences, Rights and Limitations of the Series E Convertible Preferred Stock with the Secretary of State of Delaware, and, thereupon outstanding shares of Series D-1 Convertible Preferred Stock and Series D-2 Convertible Preferred Stock will be exchanged for share of a like number of Series E-1 Convertible Preferred Stock and Series E-2 Convertible Preferred Stock. As an inducement to the holders of shares of Series C Convertible Preferred Stock to enter into the Exchange Agreement, the Company has agreed to lower the exercise price of all outstanding Series C-1 warrants and Series C-2 warrants to $1.50 per share, provided that such holders exercise such warrants prior to 10 days following the mailing of a proxy statement relating to the Company’s meeting of stockholders to approve the merger. The Company accounted for the reduction of the exercise price as a significant modification and a new measurement date. The Company valued the warrants using the option pricing model as of March 6, 2003, the date of the repricing, noting the fair value was less than the original value of the warrants as calculated on the issuance date during the fourth quarter of 2002. As such, no additional expense was recorded for the warrants as of the date of the conversion.

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

Revenue by product line for the three months ended

(Amounts in thousands)
	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2002

ZEUS surgical systems	$2,521	$3,159	$2,384
AESOP surgical systems	1,865	2,173	932
SOCRATES telementoring systems	242	338	320
HERMES (systems, development, and supplies)	1,014	1,680	1,111
Grant revenue	240	129	88
Recurring revenue	1,129	1,343	856

	$7,011	$8,822	$5,691

Units sold by product line for the three months ended

	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2002

ZEUS surgical systems	3	4	4
ZEUS surgical systems upgrades	2	3	3
AESOP surgical systems	21	31	14
SOCRATES telementoring systems	3	4	4

For the three months ended
(Amounts in thousands)
	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2002

Canada	$58	$81	$316
Europe and the Middle East	1,061	362	630
Asia	659	846	63
South America & Mexico	522	122	10

	$2,300	$1,411	$1,019

Note 8. Litigation

     On May 10, 2000, the Company filed a lawsuit in United States District Court alleging that Intuitive Surgical’s da Vinci surgical robot system infringes on its United States Patent Nos. 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664 and 5,855,583. Subsequently, Computer Motion’s complaint was amended to add allegations that Intuitive Surgical’s da Vinci surgical robot infringed three additional Computer Motion patents United States Patent Nos. 6,244,809, 6,102,850 and 6,063,095. These patents concern methods and devices for conducting various aspects of robotic surgery. Intuitive Surgical has served an Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. Discovery is still underway. The parties have filed cross motions for summary judgment on the issue of patent infringement relating to the ’108, ’664, ’809, and ’850 patents. The Court recently granted Intuitive Surgical’s motion for summary judgment of non-infringement relating to the ‘850 patent. The Court also recently granted the Company’s motion for partial summary judgment relating to the ‘809 patent. The Court has not ruled on any of the remaining motions at this time. Pursuant to the merger agreement with Intuitive Surgical, Computer Motion and Intuitive Surgical filed on March 10, 2003, stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

     On or about December 7 and 8, 2000, the United States Patent and Trademark Office (USPTO) granted three of Intuitive Surgical’s petitions for a declaration of an interference relating to the Company’s 5,878,193, 5,907,664, and 5,855,583 patents. On March 30, 2002, the three judge panel of the Board of Patent Interferences issued decision orders on the parties’ preliminary motions. The Board granted the Company’s motion on Interference No. 104,643 and issued an order for Intuitive to show cause why judgment should not be entered against Intuitive on this interference. The Board denied the Company’s motion on the Interference No. 104,644 and entered judgment against the Company. The Board denied the Company’s motions on the Interference No. 104,645, deferred decision on two of Intuitive Surgical’s motions, and granted-in-part, denied-in-part and deferred-in-part on one of Intuitive Surgical’s motions. The Board’s decision on Interference No. 104,645 invalidated some of the parties’ claims, affirmed some of Intuitive Surgical’s claims and provided for further proceedings related to two of the Company’s claims and is therefore not final. On July 25, 2002, Computer Motion filed a civil action seeking review of the two adverse decisions in the United States District Court for the District of California.

     Pursuant to the merger agreement with Intuitive Surgical, Computer Motion and Intuitive Surgical filed on March 10, 2003, stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

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

     On March 30, 2001, Intuitive Surgical and IBM Corporation filed suit alleging that the Company’s AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984, which was issued on March 13, 2001. The complaint seeks damages, a preliminary injunction, a permanent injunction, and costs and attorneys’ fees. The claims are directed to a surgical system employing voice recognition for control of a surgical instrument. Each of the asserted claims are limited to a surgical system employing voice recognition for control of a surgical robot and literally read on the Company’s current AESOP product and the Company’s ZEUS and HERMES products to the extent they are used with AESOP. A jury trial has been held on the issues of patent invalidity due to lack of enablement and failure to disclose the best mode in addition to damages. The Company’s defense of unenforceability due to prosecution laches was tried before the District Court Judge. The jury returned a verdict finding IBM’s United States Patent No. 6,201,984 valid, and finding Intuitive was damaged in an amount of $4.4 million. At December 31, 2002, the Company recorded a $4.4 million litigation provision for this related jury verdict. Prior to the jury’s verdict, the Court ruled that the Company had not “willfully” infringed the patent. On December 10, 2002, the Court rendered an adverse decision on the Company’s prosecution laches defense and on December 11, 2002, issued a judgment in Intuitive Surgical’s and IBM’s favor based upon the earlier jury verdict and the Court’s December 10, 2002 ruling. Pursuant to the merger agreement with Intuitive, Computer Motion and Intuitive Surgical filed on March 10, 2003, stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

     The Company believes that all of its major product lines could be affected by this litigation. The patents subject to this litigation are an integral part of the technology incorporated in the Company’s AESOP, ZEUS and HERMES product lines which together accounted for approximately 77% of its revenues for the quarter ended March 31, 2003. If the stay is lifted and the Company loses the suit brought by Intuitive

Surgical and IBM or loses any patent infringement suit refiled by Brookhill-Wilk v. Intuitive Surgical, Inc., the Company may be prevented from selling its products as currently configured without first obtaining a license to the disputed technology from the successful party or modifying the product. Obtaining a license could be expensive, or could require that the Company license to the successful party some of its own proprietary technology, either of which result could seriously harm the Company’s business. In the event that a successful party is unwilling to grant the Company a license, the Company will be required to stop selling its products that are found to infringe the successful party’s patents unless the Company can redesign them so they do not infringe these patents, which the Company may be unable to do. Whether or not the Company is successful in these lawsuits, in the even the stay is lifted, the litigation could consume substantial amounts of the Company’s financial and managerial resources. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of the Company’s confidential information could be compromised by disclosure during the discovery process.

Note 9. Recent Accounting Pronouncements

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

     Emerging Issues Task Force (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This EITF also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. As the Company’s current practice is consistent with the provisions of EITF 00-21, the Company does not expect that the adoption of EITF 00-21 will have a material impact on its results of operations or its financial condition.

Note 10. Agreement and Plan of Merger

     On March 7, 2003, the Company entered into an Agreement and Plan of Merger with Intuitive Surgical, Inc. At the effective time of the merger, Intuitive Merger Corporation, Inc., formerly known as Iron Acquisition Corporation, a newly formed subsidiary of Intuitive Surgical, Inc., will be merged with and into Computer Motion, Inc., with Computer Motion, Inc. surviving the merger and continuing as a wholly owned subsidiary of Intuitive Surgical. Upon completion of the merger, each share of Computer Motion common stock will be converted into the right to receive a fraction of a share of Intuitive Surgical common stock. The fraction of a share of Intuitive Surgical common stock to be issued with respect to each share of Computer Motion common stock will be determined by a formula described in the merger agreement. Based on the capitalization of Intuitive Surgical and Computer Motion and the market price of Computer Motion common stock as of the date of this report and assuming that the merger is completed on June 30, 2003, the Company estimates that the exchange ratio will be approximately 0.52. The exchange ratio will be adjusted proportionately in the event that the proposed reverse split of Intuitive Surgical’s common stock is approved by

Intuitive Surgical’s stockholders and implemented by Intuitive Surgical’s board of directors.

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

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties. The Company’s actual results may differ materially from those projected in the forward-looking statements due to factors that include, but are not limited to, the risks discussed herein under the heading “Risk Factors That May Affect Future Results.”

OVERVIEW

     Computer Motion, Inc. develops and markets proprietary robotic and computerized surgical systems that are intended to enhance a surgeon’s performance and centralize and simplify the surgeon’s control of the operating room (“OR”). The Company’s products consist of the AESOP, HERMES, SOCRATES and ZEUS products. The Company believes that its products will provide surgeons with the precision and dexterity necessary to perform complex, minimally invasive surgical (“MIS”) procedures, as well as enable surgeons to control critical devices in the OR through simple verbal commands. The Company believes that its products will broaden the scope and increase the effectiveness of minimally invasive surgery, improve patient outcomes, and create a safer, more efficient and cost effective OR.

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

     The Company has developed four major products and a suite of supporting supplies, accessories and services. The four major products are the AESOP® Endoscope Positioner, a surgical robot capable of positioning an endoscope in response to a surgeon’s commands; the ZEUS® Surgical System, a robotic platform designed to improve a surgeon’s ability to perform complex surgical procedures and enable new, minimally invasive microsurgical procedures that are currently impossible or very difficult to perform; the HERMES® Control Center, a voice activated OR control system designed to enable a surgeon to directly control multiple OR devices, including the Company’s AESOP system, through simple verbal commands; and the SOCRATES™ Telementoring System, an interactive telecollaborative system allowing a surgeon to mentor and collaborate with another surgeon during an operation. SOCRATES also allows a remote surgeon to participate in a surgery by remotely controlling AESOP, our endoscope-positioning robot.

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

     The AESOP platform is the world’s first Food and Drug Administration (“FDA”) cleared surgical robot and incorporates the world’s first FDA-cleared voice control interface for use in the OR. The AESOP system was introduced in the fourth quarter of 1994. AESOP 2000 with voice control was introduced in the fourth quarter of 1996. The AESOP 3000 platform, introduced in December 1997, is the world’s first FDA-cleared surgical robot capable of assisting in advanced minimally invasive cardiothoracic procedures. The AESOP 3000 robotic arm features added flexibility and functionality over its predecessor, adding the range of motion necessary for endoscopic viewing in the thoracic (chest) cavity. AESOP is cleared for use by the FDA in general surgery, ear nose throat, cardiothoracic, urologic, vascular, bariatric, and gynecological procedures. The AESOP HR platform allows for control of AESOP through the HERMES Control Center. AESOP HR enables the operative surgeon to view the status of the AESOP device, save memory positions, and view the AESOP menu structure on a surgical monitor. The AESOP HR platform also allows the surgeon to adjust AESOP’s speed to an optimal setting based on the constraints of the procedure.

     The introduction of the Alpha™ Virtual Port in June 2000 enabled the application of AESOP in open procedures, which is especially useful when used in conjunction with the EVOLVE education continuum. The Alpha Virtual Port provides a free-space pivot point for the use of AESOP in sternotomy accessed cardiac procedures as well as open abdominal procedures. The application of the Alpha Virtual Port in conjunction with AESOP is the first step in the EVOLVE program’s step-wise transition from open to closed procedures. The Alpha Virtual Port allows the operative surgeon in-training to gain experience with the technology prior to advancing to a closed MIS procedure approach.

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

     HERMES is a centralized control system that networks multiple HERMES-Ready™ medical devices and provides the surgeon and OR staff with direct control using simple verbal commands or an interactive touch screen pendant. The HERMES system provides both visual graphic feedback and digitized audio feedback to the surgical team. The visual feedback is displayed directly on the endoscopic video monitor and the digitized audio feedback provides valuable device-specific status information. The 28+ FDA-cleared devices controlled by the HERMES system include: endoscopic cameras, overhead cameras, light sources, insufflators, arthroscopic shavers, arthroscopic pumps, VCRs, printers, digital image capture device, OR lights, surgical tables, electrosurgical units, and the Company’s telephone, port expander, AESOP and ZEUS systems. The HERMES-Ready interfaces for these cleared devices were created in collaboration between the Company and various HERMES alliance partners, such as Stryker Endoscopy, Smith and Nephew Endoscopy, Berchtold, Steris, Skytron, ValleyLab (TYCO), and ConMed. There are additional HERMES interface projects currently under development with these same HERMES alliance partners for an additional ten devices. These models are expected to release for commercial sale during the year 2003.

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

Recent Developments

     On March 7, 2003, the Company entered into an Agreement and Plan of Merger with Intuitive Surgical, Inc. At the effective time of the proposed merger, Intuitive Merger Corporation, Inc., formerly known as Iron Acquisition Corporation, a newly formed subsidiary of Intuitive Surgical, Inc., will be merged with and into Computer Motion, Inc., with Computer Motion, Inc. surviving the merger and continuing as a wholly owned subsidiary of Intuitive Surgical. For more information about the terms of the merger, see Note 10 in Item 1 above.

     In connection with the proposed merger, Intuitive Surgical intends to file a registration statement on Form S-4, including a joint proxy statement/prospectus, with the Securities and Exchange Commission. Investors and security holders are urged to read the joint proxy statement/prospectus regarding the proposed merger when it becomes available because it will contain important information about the transaction. Investors and security holders may obtain a free copy of the joint proxy statement/prospectus when it is available and other documents filed by Intuitive Surgical and Computer Motion with the Securities and Exchange Commission at the Securities and Exchange Commission’s web site at www.sec.gov. The joint proxy statement/prospectus and these other documents also may be obtained for free from Intuitive Surgical and Computer Motion.

     Computer Motion, its directors and executive officers may be deemed to be participants in the solicitation of proxies from Computer Motion stockholders in favor of the proposed merger. A description of any interests that the directors and executive officers of Computer Motion may have in the transaction will be available in the joint proxy statement/prospectus.

Results of Operations

     Since the first quarter of 1998, the Company has had quarter over quarter increases in revenues in all but six quarters. The Company believes it is penetrating only a small fraction of the total potential market for its products. Although many medical conditions that can be treated using the Company’s products can also be treated by pharmaceuticals and other medical devices, the Company does not believe that it encounters direct competition for its AESOP, HERMES or SOCRATES products. The Company believes that it has only one direct competitor for its ZEUS product. Because its AESOP, HERMES, SOCRATES and ZEUS products are comprised of relatively new technologies, and because the current customer profiles are made up of early adopters that share the Company’s pioneering vision for these new technologies, the Company does not believe that there is any statistical significance to its quarterly increase or decrease variations in business levels. The challenges the Company faces in its attempt to increase market share today involve market acceptance and adoption of these new technologies. The Company believes that statistical significance in any increases or decreases will not occur until its products receive larger mass-market acceptance and adoption. In addition, the Company believes that the sales cycles for capital medical equipment is approximately three to six months, especially for innovative technology like the Company’s AESOP, HERMES, SOCRATES and ZEUS products. Thus, sales in the fourth quarter originate in the third quarter, and sales in the first quarter originate in the fourth quarter of the prior year. The Company also believes that prospecting for new sales tends to fall off in the fourth quarter since its sales focus is on closing sales for the current calendar year and because there are fewer working days available due to the holiday season. Other than the trend toward a reduction in fourth quarter sales, the Company does not believe that there are material seasonal trends.

     With the above understanding, the analysis of the Company’s quarterly revenue changes is as follows:

Three months ended March 31, 2003 compared to the three months ended March 31, 2002.

     Revenue. Revenue increased $1,320,000, or 23%, to $7,011,000 for the quarter ended March 31, 2003 from $5,691,000 for the quarter ended March 31, 2002. ZEUS revenue of $2,521,000 for the quarter increased $137,000, or 6%, over last year’s first quarter of $2,384,000 as a result of a higher average selling price on the units shipped. AESOP revenue of $1,865,000 for the quarter increased $933,000, or 100%, over last year’s first quarter of $932,000 as a result of an increased sales volume as well as a higher average selling price. HERMES revenue of $1,014,000 for the quarter decreased $97,000, or 9%, over last year’s first quarter of $1,111,000 as the Company’s OEM partners ordered fewer units. SOCRATES revenue of $242,000 for the quarter decreased $78,000, or 24%, over last year’s first quarter of $320,000 due to fewer units shipped. Grant revenue of $240,000 for the quarter increased $152,000 over last year’s first quarter of $88,000, as a result of the Company’s increased research and development efforts relating to the 3-year NIST grant. Recurring revenues of $1,129,000 for the quarter increased $273,000 over last year’s first quarter of $856,000, as the installed base of robotic systems increased leading to greater demand for parts, accessories, supplies and service.

     Gross Profit. Gross profit increased $1,225,000, or 40%, to $4,271,000 for the quarter ended March 31, 2003 from $3,046,000 for the quarter ended March 31, 2002. Gross margin increased to 61% for the quarter from 54% for last year’s first quarter. The increase in gross profit was attributable to higher overall revenues and a shift in product mix to products with higher gross margins.

     Research and Development. Research and development expense increased $49,000, or 2%, to $2,701,000 for the quarter ended March 31, 2003 from $2,652,000 for the quarter ended March 31, 2002. The increase was due primarily to the planned expansion of the developmental training and education groups.

     Selling, General and Administrative. Selling general and administrative expense increased $1,168,000, or 26%, to $5,693,000, for the quarter ended March 31, 2003 from $4,525,000 for the quarter ended March 31, 2002. The increase was a result of the planned increased efforts by the sales and marketing group to provide greater global support, specializing in the areas of cardiac, bariatric and pediatric surgeries.

     Merger Expense. Merger expense for the quarter ended March 31, 2003 was $544,000. Merger expenses include professional fees as well as travel costs associated with the planned merger. As the target company, Computer Motion is required to expense all costs associated with the planned merger with Intuitive Surgical, Inc.

     Litigation Provision. Litigation provision increased $2,748,000 to $3,039,000 for the quarter ended March 31, 2003 from $291,000 for the quarter ended March 31, 2002. The increase was a result of expenses incurred in preparation for the Company’s patent infringement trial against Intuitive Surgical, Inc. Pursuant to the merger agreement with Intuitive Surgical Inc., on March 10, 2003, the parties filed stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

     Other Expense (Income). Other expense was $158,000 for the quarter ended March 31, 2003 compared to other expense of $30,000 for the quarter ended March 31, 2002. An increase in interest expense as well as a decrease in interest income accounted for this change.

     Income Taxes Minimal provisions for state franchise taxes have been recorded on the Company’s pre-tax losses to date. As of December 31, 2002, the Company had federal and state net operating loss

(“NOL”) carryforwards of approximately of $78,718,000 and $14,074,000 respectively, which are available to offset future federal and state taxable income. Federal carryforwards expire between fifteen and twenty years after the year of loss and are restricted if significant changes in ownership occur. The state NOL carryforwards expire between five and seven years from the year of loss. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event of significant changes in ownership interests. The Company does not believe that ownership changes to date have had an impact on its ability to utilize these carryforwards. There can be no assurance that ownership changes, including the potential merger as discussed in Note 10, will not significantly limit the Company’s ability to use existing or future net operating loss or tax credit carryforwards.

     Net loss and net loss per share. The net loss for the quarter ended March 31, 2003 was $7,874,000, or $.52 per share, compared to $4,458,000, or $.65 per share, for the quarter ended March 31, 2002 as increased legal fees related to both the lawsuit and potential merger with Intuitive Surgical were only partially offset by the Company’s increase in revenue. Weighted average shares increased from 14,467,000 to 17,694,000 primarily due to the conversion of the Series B Convertible Preferred Stock to common stock.

Three months ended March 31, 2003 compared to the three months ended December 31, 2002.

     Revenue. Revenue decreased $1,811,000, or 21%, to $7,011,000, for the quarter ended March 31, 2003 from $8,822,000 for the quarter ended December 31, 2002. ZEUS revenue of $2,521,000 for the quarter decreased $638,000 over the prior quarter of $3,159,000 due to fewer units shipped. AESOP revenue of $1,865,000 for the quarter decreased $308,000 over the prior quarter of $2,173,000 due primarily to a decrease in the number of systems shipped. HERMES revenue of $1,014,000 for the quarter decreased $666,000 over the prior quarter of $1,680,000 as the Company’s OEM partners ordered fewer units. SOCRATES revenue of $242,000 for the quarter decreased $96,000 over the prior quarter of $338,000 due primarily to a decrease in the number of units shipped. Grant revenue of $240,000 for the quarter increased $111,000 over the prior quarter of $129,000 due primarily to the Company’s increased research and development efforts relating to the NIST grant. Recurring revenue of $1,129,000 decreased $214,000 over the prior quarter of $1,343,000 due primarily to lower demand.

     Gross Profit. Gross profit decreased $1,550,000, or 27%, to $4,271,000 for the quarter ended March 31, 2003 from $5,821,000 for the quarter ended December 31, 2002. Gross margin decreased to 61% for the quarter from 66% for the prior quarter. The decrease in gross profit is primarily due lower overall revenues.

     Research and Development. Research and development expense increased $252,000, or 10%, to $2,701,000 for the quarter ended March 31, 2003 from $2,449,000 for the quarter ended December 31, 2002, primarily due to increased spending on clinical trials.

     Selling, General and Administrative. Selling general and administrative expense increased $1,163,000, or 26%, to $5,693,000 for the quarter ended March 31, 2003 from $4,530,000 for the quarter ended December 31, 2002. The increase was a result of the planned increased efforts by the Company’s marketing group to provide greater global support in the areas of cardiac, bariatric and pediatric surgeries.

     Other Expense (Income). Other expense was $158,000 for the quarter ended March 31, 2003, compared to other expense of $68,000 for the quarter ended December 31, 2002. The decrease was due primarily to an increase in interest expense as well as a decrease in interest income.

     Net loss and net loss per share. The net loss for the quarter ended March 31, 2003 was $7,874,000, or $.52 per share, compared to $6,233,000, or $.70 per share, for the quarter ended December 31, 2002, as decreased gross profit derived from decreased revenue combined with increased operating expenses resulted in a greater net loss.

Weighted average shares increased from 17,494,000 to 17,694,000 primarily due to the issuance of shares related to the exercise of warrants issued in connection with Series C Convertible Preferred Stock.

Financial Condition

     Since its inception, the Company’s expenses have exceeded its revenues, resulting in an accumulated deficit of $125,923,000 as of March 31, 2003. Other than its initial public offering, the Company has primarily relied on proceeds from the sale and issuance of preferred and common stock and bridge debt financing to fund its operations.

     At March 31, 2003, the Company’s current ratio (current assets divided by current liabilities) was .91 to 1 compared to 1.13 to 1 at December 31, 2002, reflecting an increase of approximately $3,615,000 to current assets and an increase of approximately $7,403,000 to current liabilities, which includes a $4.4 million litigation provision for the Intuitive suit.

     For the quarter ended March 31, 2003, the Company’s use of cash in operating activities of $3,905,000 was primarily attributable to the net loss, which was offset by depreciation, amortization and the provision for doubtful accounts. In addition, working capital decreased by $3,788,000, which was primarily a result of an increase to accounts payable of $5,528,000 due to costs incurred in relation to the pending merger with Intuitive Surgical, Inc. (See Note 10). This increases was only partially offset by the increase to accounts receivable.

     Cash outflow from purchases of plant and equipment was $659,000 for the quarter ended March 31, 2003. The Company currently has no material commitments for capital expenditures. For the quarter ended March 31, 2003, net cash provided by financing activities of $5,427,000 was primarily the result of proceeds from the Loan and Security Agreement with Agility Capital, LLC (See Note 5) as well as proceeds from the exercise of warrants issued in connection with the Series C Convertible Preferred Stock.

     The Company’s operations to date have consumed substantial amounts of cash, and the Company expects its capital and operating expenditures will exceed revenues for at least the next twelve months. The Company has raised additional funds through the following transactions. On February 13, 2003, the Company received $2.3 million from the proceeds of a short term secured bridge loan with Agility Capital, LLC. In addition, the Company received net proceeds of approximately $2,101,000 from the exercise of the Series C Convertible Preferred Stock warrants.

     There is substantial doubt about the Company’s ability to continue as a going concern. Management believes that it will be unable to fund its operations for the next twelve months with its current cash and cash equivalents. Management’s plans in regard to these items include the following: Obtain cash proceeds under the working capital line of credit with Intuitive Surgical, dated March 6, 2003 (see Note 5); and obtain cash proceeds from the exercise of the Company’s Series C Convertible Preferred Stock and other warrants. These plans are intended to enable the Company to continue its operations through March 31, 2004. The Company’s need for additional financing will depend upon numerous factors, including, but not limited to, the progress and scope of ongoing research and development projects, the costs of training physicians to become proficient in the use of the Company’s products and procedures, the ability to obtain required FDA approvals, the ability to successfully defend itself in any current or future patent litigation and the ability of the Company’s customers to obtain medical reimbursement from third party payors.

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

THE COMPANY HAS A HISTORY OF LOSSES, AND EXPECTS TO INCUR LOSSES IN THE FUTURE SO IT MAY NEVER ACHIEVE PROFITABILITY.

     From the Company’s formation, it has incurred significant losses. For the three years ended December 31, 2002, 2001, and 2000 the Company has incurred net losses of $21,151,000, $16,413,000 and $16,349,000, respectively. In addition, the Company has incurred net losses from operations since inception and as of March 31, 2003 has an accumulated deficit of $125,923,000. The Company expects to incur additional losses as it continues spending for research and development efforts, clinical trials, manufacturing capacity and sales force expansion. As a result, the Company will need to generate significant revenues to achieve and maintain profitability. The Company cannot assure its stockholders that it will ever achieve significant commercial revenues, particularly from sales of its ZEUS product line, which is still under development and awaiting additional FDA clearances for certain significant applications and procedures, or that the Company will become profitable. It is possible that the Company may encounter substantial delays or incur unexpected expenses related to the clinical trials, market introduction and acceptance of the ZEUS platform, or any future products. If the time required to generate significant revenues and achieve profitability is longer than anticipated, the Company may not be able to continue its operations.

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

THE COMPANY HAS NOT OBTAINED THE CONSENT OF ARTHUR ANDERSEN LLP TO BE NAMED IN ITS FORM 10-K AS HAVING AUDITED THE COMPANY’S FINANCIAL STATEMENTS. THIS WILL LIMIT YOUR ABILITY TO ASSERT CLAIMS AGAINST ARTHUR ANDERSEN LLP.

     After reasonable efforts, the Company has been unable to obtain the consent of Arthur Andersen LLP to the incorporation into the registration statement of their report with respect to the consolidated financial statements of the Company for the years ended December 31, 2001 and December 31, 2000 which appear in its Annual Report on Form 10-K/A for the year ended December 31, 2002. Under these circumstances, Rule 437(a) under the Securities Act of 1933 permits the registration statement to be filed without a written consent from Arthur Andersen. The absence of such consent may limit your recovery on certain claims. In particular, and without limitation, you will not be able to assert claims against Arthur Andersen under Section 11 of the Securities Act of 1933 for any untrue statement of a material fact contained in the Company’s financial statements for the years ended December 31, 2001 and 2000 or any omission to state a material fact required to be stated therein which appear in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002.

THE CONVICTION OF ARTHUR ANDERSEN LLP ON OBSTRUCTION OF JUSTICE CHARGES MAY ADVERSELY AFFECT ARTHUR ANDERSEN’S ABILITY TO SATISFY CLAIMS ARISING FROM THE PROVISION OF AUDITING SERVICES TO THE COMPANY AND MAY IMPEDE THE COMPANY’S ACCESS TO CAPITAL MARKETS.

     Arthur Andersen LLP audited the Company’s financial statements for the years ended December 31, 2001 and 2000 which are included in the Company’s Form 10-K/A for the year ended December 31, 2002. On March 14, 2002, an indictment was unsealed charging Arthur Andersen LLP with federal obstruction of justice arising from the government’s investigation of Enron Corp. On June 15, 2002, Arthur Andersen LLP was convicted of these charges. The impact of this conviction on Arthur Andersen LLP’s financial condition may adversely affect the ability of Arthur Andersen LLP to satisfy any claims arising from its provision of auditing services to the Company.

     Should the Company seek to access the public capital markets, SEC rules will require the Company to include or incorporate by reference in any prospectus three years of audited financial statements. The SEC’s current rules would require the Company to present audited financial statements for one or more fiscal years audited by Arthur Andersen LLP and use reasonable efforts to obtain its consent until the audited financial statements for the fiscal year ending December 31, 2004 become available. If prior to that time the SEC ceases accepting financial statements audited by Arthur Andersen LLP, it is possible that the available audited financial statements for the years ended December 31, 2001 and 2000 audited by Arthur Andersen LLP might not satisfy the SEC’s requirements. In that case, the Company would be unable to access the public capital markets unless an independent accounting firm is able to audit the financial statements originally audited by Arthur Andersen LLP. Any delay or inability to access the public capital markets caused by these circumstances could have a material adverse effect on the combined company’s business, profitability and growth prospects.

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

     The market for minimally invasive surgery products has been, and will likely continue to be, highly competitive. Many competitors in this market have significantly greater financial resources and experience than the Company. In addition, some of the Company’s competitors, including Intuitive Surgical, have been, and may continue to be able to market their products sooner than the Company if they are able to achieve regulatory approval before the Company. Many medical conditions that can be treated using the Company’s products can also be treated by pharmaceuticals or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other procedures could make such therapies more effective or less expensive than using the Company’s products and could render the Company’s products obsolete or unmarketable. As a result, the Company cannot be certain that physicians will use the Company’s products to replace or supplement established treatments or that its products will be competitive with current or future technologies.

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

     On May 10, 2000, the Company filed a lawsuit in United States District Court alleging that Intuitive Surgical’s da Vinci surgical robot system infringes on its United States Patent Nos. 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664 and 5,855,583. Subsequently, Computer Motion’s complaint was amended to add allegations that Intuitive Surgical’s da Vinci surgical robot infringed three additional Computer Motion patents United States Patent Nos. 6,244,809, 6,102,850 and 6,063,095. These patents concern methods and devices for conducting various aspects of robotic surgery. Intuitive Surgical has served an Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. Discovery is still underway. The parties have filed cross motions for summary judgment on the issue of patent infringement relating to the ‘108, ‘664, ‘809, and ‘850 patents. The Court recently granted Intuitive Surgical’s motion for summary judgment of non-infringement relating to the ‘850 patent. The Court also recently granted the Company’s motion for partial summary judgment relating to the ‘809 patent. The Court has not ruled on any of the remaining motions at this time. Pursuant to the merger agreement with Intuitive Surgical, Computer Motion and Intuitive Surgical filed on March 10, 2003, stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

     On or about December 7 and 8, 2000, the United States Patent and Trademark Office (USPTO) granted three of Intuitive Surgical’s petitions for a declaration of an interference relating to the Company’s 5,878,193, 5,907,664, and 5,855,583 patents. On March 30, 2002, the three judge panel of the Board of Patent Interferences issued decision orders on the parties’ preliminary motions. The Board granted the Company’s motion on Interference No. 104,643 and issued an order for Intuitive Surgical to show cause why judgment should not be entered against Intuitive Surgical on this interference. The Board denied the Company’s motion on the Interference No. 104,644 and entered judgment against the Company. The Board denied the Company’s motions on the Interference No. 104,645, deferred decision on two of Intuitive Surgical’s motions, and granted-in-part, denied-in-part and deferred-in-part on one of Intuitive Surgical’s motions. The Board’s decision on Interference No. 104,645 invalidated some of the parties’ claims, affirmed some of Intuitive Surgical’s claims and provided for further proceedings related to two of the Company’s claims and is therefore not final. On July 25, 2002, Computer Motion filed a civil action seeking review of the two adverse decisions in the United States District Court for the District of California. Pursuant to the merger agreement with Intuitive Surgical, Computer Motion and Intuitive Surgical filed on March 10, 2003, stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

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

     On March 30, 2001, Intuitive Surgical and IBM Corporation filed suit alleging that the Company’s AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984, which was issued on March 13, 2001. The complaint seeks damages, a preliminary injunction, a permanent injunction, and costs and attorneys’ fees. The claims are directed to a surgical system employing voice recognition for control of a surgical instrument. Each of the asserted claims are limited to a surgical system employing voice recognition for control of a surgical robot and literally read on the Company’s current AESOP product and the Company’s ZEUS and HERMES products to the extent they are used with AESOP. A jury trial has been held on the issues of patent invalidity due to lack of enablement and failure to disclose the best mode in addition to damages. The Company’s defense of unenforceability due to prosecution laches was tried before the District Court Judge. The jury returned a verdict finding IBM’s United States Patent No. 6,201,984 valid, and finding Intuitive Surgical was damaged in an amount of $4.4 million. At December 31, 2002, the Company recorded a $4.4 million litigation provision for this related jury verdict. Prior to the jury’s verdict. the Court ruled that the Company had not “willfully” infringed the patent. On December 10, 2002, the Court rendered an adverse decision on the Company’s prosecution laches defense and on December 11, 2002, issued a judgment in Intuitive Surgical’s and IBM’s favor based upon the earlier jury verdict and the Court’s December 10, 2002 ruling. Pursuant to the merger agreement with Intuitive, Computer Motion and Intuitive Surgical filed on March 10, 2003, stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

     The Company believes that all of its major product lines could be affected by this litigation. The patents subject to this litigation are an integral part of the technology incorporated in the Company’s AESOP, ZEUS and HERMES product lines which together accounted for approximately 76% of its revenues for the year ended December 31, 2002. If the stay is lifted and the Company loses the suit brought by Intuitive Surgical and IBM or loses any patent infringement suit refiled by Brookhill-Wilk v. Intuitive Surgical, Inc., the Company may be prevented from selling its products as currently configured without first obtaining a license to the disputed technology from the successful party or modifying the product. Obtaining a license could be expensive, or could require that the Company license to the successful party some of its own proprietary technology, either of which result could seriously harm the Company’s business. In the event that a successful party is unwilling to grant the Company a license, the Company will be required to stop selling its products that are found to infringe the successful party’s patents unless the Company can redesign them so they do not infringe these patents, which the Company may be unable to do. Whether or not the Company is successful in these lawsuits, in the even the stay is lifted, the litigation could consume substantial amounts of the Company’s financial and managerial resources. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of the Company’s confidential information could be compromised by disclosure during the discovery process.

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

FUTURE SALES OF THE COMPANY’S COMMON STOCK COULD DEPRESS THE MARKET PRICE OF ITS COMMON STOCK.

     Future sales of the Company’s common stock could depress the market price of its common stock. On March 12, 2003, the Company filed a registration statement on Form S-3 covering the resale of 500,000 shares of its common stock issuable upon exercise of a warrant. This registration statement has not been declared effective. On December 13, 2002, the Company filed a registration statement on Form S-3 (File No. 333-101830) covering the resale of up to an aggregate of 16,931,365 shares of its common stock issuable upon conversion of the Company’s Series C Convertible Preferred Stock, as payment of dividends on the Series C Convertible Preferred Stock, as a conversion premium on the Series C Convertible Preferred Stock and upon exercise of certain warrants. This registration statement was declared effective on December 23, 2002. On February 28, 2002 the Company filed a registration statement on Form S-3 (File No. 333-83552) covering the resale of 5,075,771 shares of its common stock by certain selling stockholders. In addition, on or prior to February 13, 2002, the Company issued 2,911,039 shares of common stock upon conversion of all the shares of its Series B Convertible Preferred Stock. The Company filed a registration statement on Form S-3 (File No. 333-58962) covering the shares of common stock issued to holders upon the conversion of the Series B Convertible Preferred Stock and issuable upon exercise of certain warrants issued to the former holder of its Series B Convertible Preferred Stock. The Securities and Exchange Commission declared this registration statement effective on September 24, 2001. In the future, the Company may issue additional options, warrants or other derivative securities convertible into its common stock. The public sale of the Company’s common stock by the selling stockholders who control large blocks of its common stock could depress the market price of its common stock.

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

Available Information

     The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the Company’s web site at www.computermotion.com.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not subject to any meaningful market risks related to currency, commodity prices or similar matters. The Company is sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income the Company receives on the marketable securities, which consist of bank certificates of deposit, commercial paper, and corporate bonds, all of which by policy must mature within 360 days. The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing the income the Company receives from its investments without significantly increasing risk.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Regulations under the Securities Exchange Act of 1934, as amended, require public companies, including the Company, to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and Chief Accounting Officer, based upon their evaluation of the Company’s disclosure controls and procedures within 90 days before the filing date of this report, concluded that as of their evaluation date, the Company’s disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls

     There were no significant changes in the Company’s internal controls or to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, which occurred as of the evaluation date referenced in the above paragraph.

PART II. OTHER INFORMATION

ITEM 1. LITIGATION

     On May 10, 2000, the Company filed a lawsuit in United States District Court alleging that Intuitive Surgical’s da Vinci surgical robot system infringes on its United States Patent Nos. 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664 and 5,855,583. Subsequently, Computer Motion’s complaint was amended to add allegations that Intuitive Surgical’s da Vinci surgical robot infringed three additional Computer Motion patents United States Patent Nos. 6,244,809, 6,102,850 and 6,063,095. These patents concern methods and devices for conducting various aspects of robotic surgery. Intuitive Surgical has served an Answer and Counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. Discovery is still underway. The parties have filed cross motions for partial summary judgment on the issue of patent infringement relating to the ’664, ’809, and ’850 patents. The Court recently granted Intuitive Surgical’s motion for summary judgment of non-infringement relating to the ‘850 patent. The Court also recently granted the Company’s motion for partial summary judgment relating to the ‘809 patent. The Court has not ruled on any of the remaining motions at this time. Pursuant to the merger agreement with Intuitive Surgical, Computer Motion and Intuitive Surgical filed on March 10, 2003, stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

     On or about December 7 and 8, 2000, the United States Patent and Trademark Office (USPTO) granted three of Intuitive Surgical’s petitions for a declaration of an interference relating to the Company’s 5,878,193, 5,907,664, and 5,855,583 patents. On March 30, 2002, the three judge panel of the Board of Patent Interferences issued decision orders on the parties’ preliminary motions. The Board granted the Company’s motion on Interference No. 104,643 and issued an order for Intuitive Surgical to show cause why judgment should not be entered against Intuitive Surgical on this interference. The Board denied the Company’s motion on the Interference No. 104,644 and entered judgment against the Company. The Board denied the Company’s motions on the Interference No. 104,645, deferred decision on two of Intuitive Surgical’s motions, and granted-in-part, denied-in-part and deferred-in-part on one of Intuitive Surgical’s motions. The Board’s decision on Interference No. 104,645 invalidated some of the parties’ claims, affirmed some of Intuitive Surgical’s claims and provided for further proceedings related to two of the Company’s claims and is therefore not final. On July 25, 2002, Computer Motion filed a civil action seeking review of the two adverse decisions in the United States District Court for the District of California. Pursuant to the merger agreement with Intuitive Surgical, Computer Motion and Intuitive Surgical filed on March 10, 2003, stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

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

     On March 30, 2001, Intuitive Surgical and IBM Corporation filed suit alleging that the Company’s AESOP, ZEUS and HERMES products infringe United States Patent No. 6,201,984, which was issued on

March 13, 2001. The complaint seeks damages, a preliminary injunction, a permanent injunction, and costs and attorneys’ fees. The claims are directed to a surgical system employing voice recognition for control of a surgical instrument. Each of the asserted claims are limited to a surgical system employing voice recognition for control of a surgical robot and literally read on the Company’s current AESOP product and the Company’s ZEUS and HERMES products to the extent they are used with AESOP. A jury trial has been held on the issues of patent invalidity due to lack of enablement and failure to disclose the best mode in addition to damages. The Company’s defense of unenforceability due to prosecution laches was tried before the District Court Judge. The jury returned a verdict finding IBM’s United States Patent No. 6,201,984 valid, and finding Intuitive was damaged in an amount of $4.4 million. At December 31, 2002, the Company recorded a $4.4 million litigation provision for this related jury verdict. Prior to the jury’s verdict, the Court ruled that the Company had not “willfully” infringed the patent. On December 10, 2002, the Court rendered an adverse decision on the Company’s prosecution laches defense and on December 11, 2002, issued a judgment in Intuitive Surgical’s and IBM’s favor based upon the earlier jury verdict and the Court’s December 10, 2002 ruling. Pursuant to the merger agreement with Intuitive Surgical, Computer Motion and Intuitive Surgical filed on March 10, 2003, stipulations to stay this litigation until August 31, 2003, subject to the stay being lifted if the merger agreement is terminated, or subject to this case being dismissed upon consummation of the transactions contemplated by the merger agreement.

     The Company believes that all of its major product lines could be affected by this litigation. The patents subject to this litigation are an integral part of the technology incorporated in the Company’s AESOP, ZEUS and HERMES product lines which together accounted for approximately 76% of its revenues for the year ended December 31, 2002. If the stay is lifted and the Company loses the suit brought by Intuitive Surgical and IBM or loses any patent infringement suit refiled by Brookhill-Wilk v. Intuitive Surgical, Inc., the Company may be prevented from selling its products as currently configured without first obtaining a license to the disputed technology from the successful party or modifying the product. Obtaining a license could be expensive, or could require that the Company license to the successful party some of its own proprietary technology, either of which result could seriously harm the Company’s business. In the event that a successful party is unwilling to grant the Company a license, the Company will be required to stop selling its products that are found to infringe the successful party’s patents unless the Company can redesign them so they do not infringe these patents, which the Company may be unable to do. Whether or not the Company is successful in these lawsuits, in the even the stay is lifted, the litigation could consume substantial amounts of the Company’s financial and managerial resources. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of the Company’s confidential information could be compromised by disclosure during the discovery process.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Series C Convertible Preferred Stock Financing

     The Company commenced a Series C Convertible Preferred Stock financing during the quarter ended December 31, 2002. As a part of that financing, on January 27, 2003, the Company received stockholder approval to convert $999,600 of an outstanding promissory note from the Company to Robert W. Duggan, the Company’s Chairman and Chief Executive Officer, into shares of the Company’s Series C Convertible Preferred Stock. On January 29, 2003, the Company issued 714 shares of Series C Convertible Preferred Stock in exchange for the note. In addition, the stockholders approved the purchase of an additional $999,600 of Series C Convertible Preferred Stock by Mr. Duggan, or his designees, which was received on March 4, 2003. These issuances were exempted from registration based on Section 4(2) of the Securities Act of 1933, as amended.

Loan and Security Agreements

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

     In connection with the proposed merger, Computer Motion and Intuitive Surgical have entered into a Loan and Security Agreement, under which Intuitive Surgical has agreed to provide a short-term secured bridge loan of up to $7.3 million. The loan will terminate and all outstanding amounts will become due and payable 120 days following termination of the merger agreement (the “Maturity Date”). Under the terms of the agreement, the Company is required to pay off the Loan and Security Agreement with Agility Capital, LLC, with its initial borrowings. Interest on the loan will accrue at a rate of 8% per annum and will payable on the Maturity Date. At March 31, 2003 no funds had been borrowed against this secured bridge loan.

Preferred Stock Exchange

On March 6, 2003, prior to the execution of the merger agreement, all 20 holders of the Company’s Series C Convertible Preferred Stock agreed with Computer Motion to exchange all of the 8,797 outstanding shares of Series C Convertible Preferred Stock for a like number of newly-issued shares of Series D Convertible Preferred Stock. The preferred stock exchange was effected in order to eliminate the provisions of the Series C Convertible Preferred Stock that could have restricted the ability of Computer Motion to enter into the merger agreement or affected Intuitive Surgical’s willingness to enter into the merger agreement. There were three general effects of the preferred stock exchange: (1) The holders of Series D Convertible Preferred Stock will vote together with the holders of common stock to approve and adopt the merger agreement. Each share of Series D Convertible Preferred Stock will be entitled to 1,000 votes, while each share of common stock will be entitled to one vote. (2) The Series D Convertible Preferred Stock will automatically convert into Computer Motion common stock immediately prior to the merger, so all Computer Motion stockholders will receive Intuitive Surgical common stock, rather than a combination of common stock and preferred stock, in the merger. (3) The preferred stock exchange eliminated any premium to the holders of Series D Convertible Preferred Stock if the holders would otherwise receive merger consideration in an amount that provides a result of 135% of their initial investment and, in exchange, provides the holders of Series D Convertible Preferred Stock with a guaranteed minimum return of 35% on their initial investment which, if the average closing bid price of Computer Motion common stock during the pricing period of the merger is less than approximately $1.86 per share, then the holders of Computer Motion Series D Convertible Preferred Stock will receive a greater number of shares of Intuitive Surgical common stock in the merger relative to the holders of Computer Motion common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.)	Exhibits

99.1 Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.2 Certification of Periodic Report by Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

b)	Reports on Form 8-K.

Report on Form 8-K, filed February 7, 2003, filed by the Company to demonstrate its compliance with Nasdaq’s minimum stockholders’ equity requirement

Report on Form 8-K, filed February 24, 2003, filed by the Company to report on the Loan and Security Agreement entered into with Agility Capital, LLC.

Report on Form 8-K, filed March 11, 2003, filed by the Company to report an Agreement and Plan of Merger by and among Computer Motion, Inc. and Intuitive Surgical, Inc.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003	COMPUTER MOTION, INC

	By:	/s/ Robert W. Duggan

Robert W. Duggan Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Larry Redfern

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

Dated: May 15, 2003	COMPUTER MOTION, INC.

	By:	/s/ Robert W. Duggan

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

Dated: May 15, 2003	COMPUTER MOTION, INC.

	By:	/s/ Larry Redfern

Larry Redfern Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.2	Certification of Periodic Report by Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.