Form 10-K/A
period 2002-12-31
COMPUTER MOTION INC
filed 2003-05-29
CIK 906829

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

      The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of May 15, 2003 was 21,556,328 shares.

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

      The Company believes that the AESOP platform is the world’s first Food and Drug Administration (“FDA”) cleared surgical robot and incorporates what the Company believes is the world’s first FDA-cleared voice control interface for use in the OR. The AESOP system was introduced in the fourth quarter of 1994. AESOP 2000 with voice control was introduced in the fourth quarter of 1996. The AESOP 3000 platform, introduced in December 1997, is the world’s first FDA-cleared surgical robot capable of assisting in advanced minimally invasive cardiothoracic procedures. The AESOP 3000 robotic arm features added flexibility and functionality over its predecessor, adding the range of motion necessary for endoscopic viewing in the thoracic (chest) cavity. AESOP is cleared for use by the FDA in general surgery, ear nose throat, cardio thorasic, urologic, vascular, bariatric, and gynecological procedures. The AESOP HR platform allows for control of AESOP through the HERMES Control Center. AESOP HR enables the operative surgeon to view the status of the AESOP device, save memory positions, and view the AESOP menu structure on a surgical monitor. The AESOP HR platform also allows the surgeon to adjust AESOP’s speed to an optimal setting based on the constraints of the procedure.

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

Recent Developments

      On March 7, 2003, the Company entered into an Agreement and Plan of Merger with Intuitive Surgical, Inc. At the effective time of the merger, Intuitive Merger Corporation, formerly Iron Acquisition corporation, a newly formed subsidiary of Intuitive Surgical, Inc., will be merged with and into Computer Motion, Inc., with Computer Motion, Inc. surviving the merger and continuing as a wholly owned subsidiary of Intuitive Surgical, Inc. Upon completion of the merger, each share of Computer Motion common stock will be converted into the right to receive a fraction of a share of Intuitive Surgical common stock. The fraction of a share of Intuitive Surgical common stock to be issued with respect to each share of Computer Motion common stock will be determined by a formula described in the merger agreement. Based on the capitalization of Intuitive Surgical and Computer Motion and the market price of Computer Motion common stock as of the date of this report and assuming that the merger is completed on June 30, 2003, we estimate that the exchange ratio will be approximately 0.52. The exchange ratio will be adjusted proportionately in the event that the proposed reverse split of Intuitive Surgical’s common stock is approved by Intuitive Surgical’s stockholders and implemented by Intuitive Surgical’s board of directors.

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

      On February 13, 2003, the Company entered into a Loan and Security Agreement with Agility Capital, LLC, for a short-term secured bridge loan in the aggregate principal amount of $2,300,000. The proceeds of the bridge loan were used to provide funds for the issuance of a letter of credit to support the issuance of a bond as required by the District Court of Delaware in response to litigation currently pending. The bridge loan is evidenced by a Secured Promissory Note that bears interest at a rate of 9% per annum, is secured by all of the Company’s assets and is payable in full on November 12, 2003. In connection with the bridge loan, the Company issued to Agility Capital warrants to purchase up to an aggregate of 520,000 shares of common stock at a purchase price of $0.97 per share. The Company is in the process of registering the resale of the shares on its registration statement of Form S-3 with the Securities and Exchange Commission.

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

      After reasonable efforts, the Company has been unable to obtain the consent of Arthur Andersen LLP to the incorporation into the registration statement of their report with respect to the consolidated financial statements of the Company for the years ended December 31, 2001 and December 31, 2000 which appear in its Annual Report on Form 10-K for the year ended December 31, 2002. Under these circumstances, Rule 437(a) under the Securities Act of 1933 permits the registration statement to be filed without a written consent from Arthur Andersen. The absence of such consent may limit your recovery on certain claims. In particular, and without limitation, you will not be able to assert claims against Arthur Andersen under Section 11 of the Securities Act of 1933 for any untrue statement of a material fact contained in the consolidated financial statements of the Company for the years ended December 31, 2001 and December 31, 2000 or any omission to state a material fact required to be stated therein which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

      The Company believes that all of its major product lines could be affected by this litigation. The patents subject to this litigation are an integral part of the technology incorporated in the Company’s AESOP, ZEUS and HERMES product lines which together accounted for approximately 76% of its revenues for the year ended December 31, 2002. If the stay is lifted and the Company loses the suit brought by Intuitive and IBM or loses any patent infringement suit refiled by Brookhill-Wilk, the Company may be prevented from selling its products as currently configured without first obtaining a license to the disputed technology from the successful party or modifying the product. Obtaining a license could be expensive, or could require that the Company license to the successful party some of its own proprietary technology, either of which result could seriously harm the Company’s business. In the event that a successful party is unwilling to grant the Company a license, the Company will be required to stop selling its products that are found to infringe the successful party’s patents unless the Company can redesign them so they do not infringe these patents, which the Company may be unable to do. Whether or not the Company is successful in these lawsuits in the event that the stay is lifted, the litigation could consume substantial amounts of the Company’s financial and managerial resources. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of the Company’s confidential information could be compromised by disclosure during the discovery process.

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

      Future sales of the Company’s common stock could depress the market price of its common stock. On March 12, 2003, the Company filed a registration statement on Form S-3 covering the resale of 520,000 shares of its common stock issuable upon exercise of warrants. This registration statement has not been declared effective. On December 13, 2002, the Company filed a registration statement on Form S-3 (File No. 333-101830) covering the resale of up to an aggregate of 16,931,365 shares of its common stock issuable upon conversion of the Company’s Series C Convertible Preferred Stock, as payment of dividends on the Series C Convertible Preferred Stock, as a conversion premium on the Series C Convertible Preferred Stock and upon exercise of certain warrants. This registration statement was declared effective on December 23, 2002. On February 28, 2002 the Company filed a registration statement on Form S-3 (File No. 333-83552) covering the resale of 5,075,771 shares of its common stock by certain selling stockholders. In addition, on or prior to February 13, 2002, the Company issued 2,911,039 shares of common stock upon conversion of all the shares of its Series B Convertible Preferred Stock. The Company filed a registration statement on Form S-3 (File No. 333-58962) covering the shares of common stock issued to holders upon the conversion of the Series B Convertible Preferred Stock and issuable upon exercise of certain warrants issued to the former holder of its Series B Convertible Preferred Stock. The Securities Exchange Commission declared this registration statement effective on September 24, 2001. In the future, the Company may issue additional options, warrants or other derivative securities convertible into its common stock. The public sale of the Company’s common stock by the selling stockholders who control large blocks of its common stock could depress the market price of its common stock.

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

      The Company believes that all of its major product lines could be affected by this litigation. The patents subject to this litigation are an integral part of the technology incorporated in the Company’s AESOP, ZEUS and HERMES product lines which together accounted for approximately 76% of its revenues for the year ended December 31, 2002. If the stay is lifted and the Company loses the suit brought by Intuitive and IBM or loses any patent infringement suit refiled by Brookhill-Wilk, the Company may be prevented from selling its products as currently configured without first obtaining a license to the disputed technology from the successful party or modifying the product. Obtaining a license could be expensive, or could require that the Company license to the successful party some of its own proprietary technology, either of which result could seriously harm the Company’s business. In the event that a successful party is unwilling to grant the Company a license, the Company will be required to stop selling its products that are found to infringe the successful party’s patents unless the Company can redesign them so they do not infringe these patents, which the Company may be unable to do. Whether or not the Company is successful in these lawsuits, the litigation could consume substantial amounts of the Company’s financial and managerial resources. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of the Company’s confidential information could be compromised by disclosure during the discovery process.

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
Year Ended December 31, 2001

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

      On November 19, 2002, the Company closed the sale of the 1,071 shares of Series C-2 Preferred Stock in consideration of cash in the amount of $1,499,000.

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

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein. The selected data in this section is not intended to replace the consolidated financial statements.

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

      For the year ended December 31, 2002, the Company’s use of cash in operating activities of $18,459,000 was primarily attributable to the net loss, which was offset by depreciation, amortization and common stock issued for services. In addition, working capital increased by approximately $1,123,000 as a result of planned increases in inventories and decreases in accounts payables. Inventory levels increased as a result of actual revenue growth lower than planned, and accounts payable decreased as a result of the Company’s efforts to keep its vendors current. Working capital also increased as a result of increased collections of accounts receivable and higher accrued expenses from increased legal costs.

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

      On February 13, 2003, the Company entered into a Loan and Security Agreement with Agility Capital, LLC, for a short-term secured bridge loan in the aggregate principal amount of $2,300,000. The proceeds of the bridge loan were used to provide funds for the issuance of a letter of credit to support the issuance of a bond as required by the District Court of Delaware in response to litigation currently pending. The bridge loan is evidenced by a Secured Promissory Note that bears interest at a rate of 9% per annum, is secured by all of the Company’s assets and is payable in full on November 12, 2003. In connection with the bridge loan, the Company issued to Agility Capital warrants to purchase up to an aggregate of 520,000 shares of common stock at a purchase price of $0.97 per share. The Company is in the process of registering the resale of the shares on its registration statement of Form S-3 with the Securities and Exchange Commission.

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

      Darrin Uecker, 37, was appointed the Company’s Chief Technical Officer in August 2002. Previously, Mr. Uecker served as the Company’s Chief Operating Officer and Vice President of Engineering. While Vice President of Engineering, Mr. Uecker led the research and development teams for the Company’s core product platforms: AESOP, HERMES and ZEUS. Most recently, he was responsible for the creation of Zeus with MicroWrist. In his current positions Mr. Uecker has overall responsibility for the Company’s Engineering, Production and Clinical/ Regulatory/ Quality Affairs departments. Mr. Uecker joined the Company in 1993 and has served as Staff Software Engineer, Manager and Vice President of Engineering. Mr. Uecker holds 11 patents and has written numerous publications in the areas of computer vision, man-machine interface design, and medical robotic systems and has more than a dozen patents pending. Computer Motion is the assignee of all patents held by Mr. Uecker that are related to Mr. Uecker’s employment, and uses those patents in its business. The assignment from Mr. Uecker to the Company was accomplished through an invention assignment agreement, the form of which is used for all of the Company’s technical employees, and the signing of which was necessary in order for the Company to agree to employ Mr. Uecker. The Company did not pay, and is not obligated to pay, any compensation to Mr. Uecker for any patent so assigned to the Company. In the event Mr. Uecker’s employment with the Company is terminated for any reason, the patents would remain assigned to the Company. In addition, as a result of the merger with Intuitive Surgical, all of the Company’s intellectual property, including Mr. Uecker’s patents that are assigned to the Company, will be acquired by Intuitive Surgical, with no requirement that additional compensation be paid to Mr. Uecker. The Company believes that Intuitive Surgical will continue to use the Company’s intellectual property, including Mr. Uecker’s patents that are assigned to the Company, in its business following the merger. Mr. Uecker received both his B.S. and M.S. degrees in Electrical and Computer Engineering from the University of California at Santa Barbara.

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

(a)	List of Documents Filed as Part of This Report

(1) Financial Statements

See Index to Financial Statements and Schedule on page F-1.

(2) Financial Statement Schedule

See Index to Financial Statements and Schedule on page F-1.

(3) Exhibits.

Exhibit
No.	Description

3.1	Second Amended and Restated Certificate of Incorporation.*
3.2	Bylaws of the Company.*
4.1	Certificate of Designations Setting Forth the Preferences, Rights, and Limitations of the Series B Convertible Preferred Stock, filed on February 16, 2001.†
4.2	Registration Rights Agreement, dated as of February 16, 2001, by and between the Company, Societe Generale, Catalpa Enterprises, Ltd., Jeffrey O. Henley, Robert W. Duggan, Mahkam Zananeh, Baystar Capital, LP, and Baystar International, Ltd.†
4.3	Form of Warrant for the purchase of Common Stock of The Company, Inc.†
4.4	Registration Rights Agreement, dated as of March 30, 2001, by and between the Company and Societe Generale.††
4.5	Registration Rights Agreement, dated as of February 13, 2002, among the Company and the Purchasers listed on Exhibit A thereto.††††
4.6	Certificate of Designations Setting Forth the Preferences, Rights and Limitations of the Series C Convertible Preferred Stock, filed on October 31, 2002.(1)
4.7	Form of Registration Rights Agreement, dated as of October 31, 2002, by and among the Company and the investors signatory thereto.(1)
4.8	Form of Series C-1 Warrant for the purchase of the Company’s common stock.(1)
4.9	Form of Series C-2 Warrant for the purchase of the Company’s common stock.(1)
4.10	Form of Agreement (regarding the Series C Convertible Preferred Stock), dated December 11, 2002, by and among the Company and the investors signatory thereto.(2)
4.11	Form of Secured Promissory Note (included as Exhibit C to Exhibit 10.28 below).(3)
4.12	Form of Warrant for the purchase of the Company’s common stock.(3)
4.13	Certificate of Designations Setting Forth the Preferences, Rights and Limitations of the Series D Convertible Preferred Stock, filed on March 6, 2003.(4)
10.1	Computer Motion, Inc. Tandem Stock Option Plan.*
10.2	Development and Supply Agreement between the Stryker Endoscopy Division of Stryker Corporation and the Company dated August 21, 1996.*(5)
10.3	Registration Agreement between the Company and certain stockholders.*
10.4	Sales Agreement between the Company and Medtronic, Inc. dated May 28, 1997.*(5)
10.5	Form of Warrant to Purchase Common Stock issued in connection with Bridge Financing Agreements.*

Exhibit
No.	Description

10.6	Purchaser Representation and Subscription Agreement relating to the Company’s Series E Preferred Stock and Warrant to Purchase Common Stock.*
10.7	Form of Redeemable Warrant to Purchase Common Stock of the Company issued in conjunction with the Company’s Series E Preferred Stock.*
10.8	Business Agreement between the Company and Bulova Technologies, L.L.C. dated February 18, 1997.*(5)
10.9	Lease between the Company and University Business Center Associates dated March 1, 1994 and amendment thereto dated October 19, 1996.*
10.10	Form of Indemnification Agreement for Officers and Directors of the Company.*
10.12	Computer Motion, Inc. Employee Stock Purchase Plan, as amended through September 30, 1997.**
10.13	Leases between the Company and University Business Center Associates dated September 19, 1997.**
10.14	Computer Motion, Inc. 1997 Stock Incentive Plan*
10.15	Stock Purchase Agreement between the Company and the Investors listed on Schedule A thereto, dated June 29, 2000.***
10.16	Promissory Note between the Company and Robert W. Duggan, dated July 25, 2000.***
10.17	Form of Redeemable Warrant to Purchase common stock of the Company.***
10.18	Promissory Note between the Company and Robert W. Duggan, dated December 12, 2000.****
10.19	Securities Purchase Agreement, dated February 16, 2001, by and between the Company, Societe Generale, Catalpa Enterprises, Ltd., Jeffrey O. Henley, Robert W. Duggan, Mahkam Zananeh, Baystar Capital, LP, and Baystar International, Ltd.†
10.20	Equity Line Financing Agreement, dated as of March 30, 2001, by and between the Company and Societe Generale.††
10.21	Amended and Restated Equity Line Financing Agreement, dated as of September 30, 2001, by and between and Societe Generale.†††
10.22	Stock Purchase Agreement, dated January 30, 2002, by and between the Company and Steven L. Gruba.††††
10.23	Stock Purchase Agreement, dated January 22, 2002, by and between the Company and Stradling Yocca Carlson & Rauth, P.C.††††
10.24	Securities Purchase Agreement, dated February 13, 2002, among the Company and the Purchasers listed on Exhibit A thereto.††††
10.25	Stock Purchase Agreement, dated February 19, 2002, by and between the Company and Corlund Electronics, Inc.††††
10.26	Form of Series C Convertible Preferred Stock Purchase Agreement, dated October 31, 2002, by and among the Company and the investors signatory thereto.(1)
10.27	Form of Amendment No. 1 to Series C Convertible Preferred Stock Purchase Agreement, dated December 11, 2002, by and among the Company and the investors signatory thereto.(2)
10.28	Form of Loan and Security Agreement, dated February 13, 2003, between the Company and Agility Capital, LLC.(3)
10.29	Form of Stock Exchange Agreement, dated March 6, 2003, by and between the Company and the investors signatory thereto.
16.1	Letter of Arthur Andersen LLP.
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
23.2	Notice Regarding Consent of Arthur Andersen LLP.

Exhibit
No.	Description

99.1	Certification of Robert W. Duggan, the Company’s Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Larry Redfern, the Company’s Chief Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form S-1 (File No. 333-29505) declared effective August 11, 1997.

**	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.

****	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

†	Company’s Current Report on Form 8-K filed with the Commission on March 26, 2001.

††	Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.

†††	Incorporated herein by reference to the Company’s Pre-Effective Amendment No. 2 to Form S-2 (File No. 333-65952) declared effective on September 24, 2001.

††††	Incorporated herein by reference to the Company’s Registration Statement on Form S-3 (File No. 333-83552) filed with the Commission on February 28, 2002.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2002.

(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2002.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 24, 2003.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2003.

(5)	Registrant has sought confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

(b)	Reports on Form 8-K

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

COMPUTER MOTION, INC.

Date May 29, 2003	/s/ ROBERT W. DUGGAN

Robert W. Duggan
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date May 29, 2003	/s/ LARRY REDFERN

Larry Redfern
Controller, Chief Accounting Officer and Secretary
(Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ DANIEL R. DOIRON Daniel R. Doiron	Director	May 29, 2003

/s/ ROBERT W. DUGGAN Robert W. Duggan	Director	May 29, 2003

/s/ ERIC HALVORSON Eric Halvorson	Director	May 29, 2003

/s/ JEFFERY O. HENLEY Jeffrey O. Henley	Director	May 29, 2003

/s/ JOSEPH M. DEVIVO Joseph M. DeVivo	Director	May 29, 2003

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

Dated: May 29, 2003

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

Dated: May 29, 2003

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

      On March 7, 2003, the Company entered into an Agreement and Plan of Merger with Intuitive Surgical, Inc. At the effective time of the merger, Intuitive Merger Corporation, Inc., formerly known as Iron Acquisition corporation, a newly formed subsidiary of Intuitive Surgical, Inc., will be merged with and into Computer Motion, Inc., with Computer Motion, Inc. surviving the merger and continuing as a wholly owned subsidiary of Intuitive Surgical, Inc. Upon completion of the merger, each share of Computer Motion common stock will be converted into the right to receive a fraction of a share of Intuitive Surgical common stock. The fraction of a share of Intuitive Surgical common stock to be issued with respect to each share of Computer Motion common stock will be determined by a formula described in the merger agreement. Based on the capitalization of Intuitive Surgical and Computer Motion and the market price of Computer Motion common stock as of the date of this report and assuming that the merger is completed on June 30, 2003, we estimate that the exchange ratio will be approximately 0.52. The exchange ratio will be adjusted proportionately in the event that the proposed reverse split of Intuitive Surgical’s common stock is approved by Intuitive Surgical’s stockholders and implemented by Intuitive Surgical’s board of directors.

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

      The Company believes that all of its major product lines could be affected by this litigation. The patents subject to this litigation are an integral part of the technology incorporated in the Company’s AESOP, ZEUS and HERMES product lines which together accounted for approximately 76% of its revenues for the year ended December 31, 2002. If the stay is lifted and the Company loses the suit brought by Intuitive and IBM or loses any patent infringement suit refiled by Brookhill-Wilk, the Company may be prevented from selling its products as currently configured without first obtaining a license to the disputed technology from the successful party or modifying the product. Obtaining a license could be expensive, or could require that the Company license to the successful party some of its own proprietary technology, either of which result could seriously harm the Company’s business. In the event that a successful party is unwilling to grant the Company a license, the Company will be required to stop selling its products that are found to infringe the successful party’s patents unless the Company can redesign them so they do not infringe these patents, which the Company may be unable to do. Whether or not the Company is successful in these lawsuits, the litigation could consume substantial amounts of the Company’s financial and managerial resources. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of the Company’s confidential information could be compromised by disclosure during the discovery process.

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

      On February 13, 2003, the Company entered into a Loan and Security Agreement with Agility Capital, LLC, for a short-term bridge loan in the aggregate principal amount of $2,300,000. In connection with the bridge loan, the Company issued warrants to purchase up to an aggregate of 520,000 shares of the Company’s common stock at an exercise price of $.97 per share. The Company valued the warrants using the Black-Scholes option pricing model. The fair value of the warrants was recorded as a debt issuance cost and was recorded as deferred interest expense and additional paid-in capital in accordance with APB 14. The deferred interest expense is being amortized to interest expense over the life of the loan.

      On March 7, 2003, the Company entered into an Agreement and Plan of Merger with Intuitive Surgical, Inc. At the effective time of the merger, Intuitive Merger Corporation, Inc., formerly known as Iron Acquisition corporation, a newly formed subsidiary of Intuitive Surgical, Inc., will be merged with and into Computer Motion, Inc., with Computer Motion, Inc. surviving the merger and continuing as a wholly owned subsidiary of Intuitive Surgical. Upon completion of the merger, each share of Computer Motion common stock will be converted into the right to receive a fraction of a share of Intuitive Surgical common stock. The fraction of a share of Intuitive Surgical common stock to be issued with respect to each share of Computer Motion common stock will be determined by a formula described in the merger agreement. Based on the capitalization of Intuitive Surgical and Computer Motion and the market price of Computer Motion common stock as of the date of this report and assuming that the merger is completed on June 30, 2003, we estimate that the exchange ratio will be approximately 0.52. The exchange ratio will be adjusted proportionately in the event that the proposed reverse split of Intuitive Surgical’s common stock is approved by Intuitive Surgical’s stockholders and implemented by Intuitive Surgical’s board of directors.

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

COMPUTER MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17:     Quarterly Financial Data (Unaudited)

      Quarterly data for the year’s ended December 31, 2002, 2001 and 2000, respectively was as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(A)

Year ending December 31, 2002
Revenue	$5,691,000	$5,064,000	$4,534,000	$8,822,000
Gross profit	$3,046,000	$2,847,000	$2,537,000	$5,821,000
Net loss	$(4,458,000)	$(4,934,000)	$(5,526,000)	$(6,233,000)
Loss per share	$(0.65)	$(0.29)	(0.32)	(0.70)
Year ending December 31, 2001
Revenue	$5,716,000	$4,003,000	$7,158,000	$8,654,000
Gross profit	$3,276,000	$2,121,000	$4,219,000	$5,328,000
Net loss	$(4,200,000)	$(5,300,000)	$(2,937,000)	$(3,976,000)
Loss per share	$(0.65)	$(0.53)	$(0.31)	$(0.43)
Year ending December 31, 2000
Revenue	$1,368,000	$5,962,000	$6,211,000	$8,191,000
Gross profit	$679,000	$3,580,000	$3,666,000	$5,230,000
Net loss	$(5,019,000)	$(3,609,000)	$(3,597,000)	$(4,124,000)
Loss per share	$(0.57)	$(0.41)	$(0.52)	$(0.41)

(A)	In the fourth quarter 2002 the Company recorded a $4,400,000 litigation provision for the Intuitive suit (see Note 12), along with actual litigation expenses of $599,000.

COMPUTER MOTION, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance At			Balance At
	Beginning			End Of
Allowance for Doubtful Accounts	Of Period	Additions(1)	Deductions	Period

Year ended December 31, 2002	$807,000	$284,000	$930,000	$161,000
Year ended December 31, 2001	$1,374,000	$250,000	$817,000	$807,000
Year ended December 31, 2000	$1,203,000	$931,000	$760,000	$1,374,000

	Balance At			Balance At
	Beginning			End Of
Allowance for Sales Returns	Of Period	Additions(2)	Deductions	Period

Year ended December 31, 2002	$377,000	$306,000	$63,000	$620,000
Year ended December 31, 2001	$1,048,000	$169,000	$840,000	$377,000
Year ended December 31, 2000	$25,000	$1,033,000	$10,000	$1,048,000

(1)	This is charged to bad debt expense

(2)	This is recorded as a reduction to revenue

EXHIBIT INDEX

Exhibit No.	Description

10.29	Form of Stock Exchange Agreement, dated March 6, 2003, by and between the Company and the investors signatory thereto.
16.1	Letter of Arthur Andersen LLP.
21.1	Subsidiaries of Computer Motion, Inc.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
23.2	Notice Regarding Consent of Arthur Andersen LLP.
99.1	Certification of Robert W. Duggan, the Company’s Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Larry Redfern, the Company’s Chief Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.